Form 10QSB
period 2001-03-31
ALPHA HOLDING INC/ DE
filed 2001-11-02
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

ALPHA HOLDING, INC.

(Name of small business in its charter)

Delaware	Commission File No: 0-32307	59-3518707
(State or other jurisdiction of incorporation) (I.R.S. Employer identification No.)

645 Fifth Avenue, Suite 403

New York, NY 10022

(Address of Principal Office) Zip Code

Issuer's telephone number: 941-594-7611

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the following shares of common were outstanding: Common Stock, no par value, 3,460,490 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

ALPHA HOLDING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2001

ALPHA HOLDING, INC.

(A Development Stage Company)

Balance Sheet

March 31, 2001

ASSETS
CURRENT ASSETS:
Cash	$ 36
Loans Receivable	430
Total Current Assets	466
TOTAL ASSETS	$ 466
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 188
TOTAL CURRENT LIABILITIES	188
STOCKHOLDERS' EQUITY
Common stock, par value $.001; 10,000,000 shares authorized; 3,460,490 shares issued and outstanding	$ 3,461
Paid-in capital	5,160
Deficit accumulated during the development stage	(8,343)
Total Stockholders' Equity	278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 466

The accompanying notes are an integral part of these financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to March 31, 2001

	For the period ending 3/31/00	For the period ending 3/31/01	Inception (8/19/97) to 3/31/01
REVENUE
Sales	$ 0	$ 0	$ 0
Cost of sales	0	0	0
Gross Profit	0	0	0
EXPENSES
Selling, general and administrative	$ 1,475	$ 0	$ 8,155
Provision for income tax		0	188
Total expenses	-	0	8,343
NET LOSS	$(1,475)	0	$(8,343)
Accumulated Deficit
Balance, Beginning of period	0		0
Balance, End of period	$(1,475)	0	$ (8,343)
NET LOSS PER SHARE	$(0.0006)	0
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,609,840	2,772,252

The accompanying notes are an integral part of the financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Statement of Cash Flows

For the initial period from inception (August 19, 1997) to March 31, 2001

	For the period 3/31/00	For the period 3/31/01	Inception (8/19/97) to 03/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,475)	0	$(8,343)
Adjustment to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	0	0	188
Increase (Decrease) in loans receivable	1,650	0	(430)
Net cash flows from operating activities:	175	0	(8,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	23	0	3,461
Additional Paid in Capital	2,302	0	5,160
Net cash flows from financing activities	2,325	0	8,621
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,500	0	36
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,259	36
CASH AND CASH EQUIVALENTS END OF PERIOD	$ 3,759	$ 36	$ 36

The accompanying notes are an integral part of the financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements of Alpha Holding, Inc. (the "Company"), as of March 31, 2001, and for the three months ended March 31, 2000 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the condensed financial statements, have been made.

Organization:

On August 19, 1997, Alpha Holding, Inc. (A Development Stage Company) (the "Company") was incorporated under the laws of Delaware. The Company may engage in any business which is permitted by the General Corporation Law of Delaware.

Development Stage:

The Company is currently in the development stage and has no significant operations to date.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

Based upon the company generating a loss, no provision has been made for Federal Income taxes.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended was $ - 0 -.

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at March 31, 2001.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each.

The Company did not declare any dividends for March 31, 2001.

Note 3 - Related Party Events

The Company presently maintains its principal office at c/o Steven Siskind, Esq., 645 5th Avenue, Suite 403, New York, NY 10022.

Note 4 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company has received a total of $8,621 in cash proceeds from sale of shares, and has accumulated a deficit of $8,343 during the development stage. Consequently, the Company's balance sheet as of March 31, 2001 reflects a current asset value of $466, and a total asset value of $466, which is partly in the form of cash and partly in the form of loans receivable, and current liabilities in the amount of $188.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from August 17, 1997 (inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

The Company does not expect to generate any revenue until it completes a business combination, but will incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2001 the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2001 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  No exhibits are filed as part of this report.

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA HOLDING, INC.

By: /S/ JAMES SEASON

James Season, President and a Director

By: /S/ DOMINICK POPE

Dominick Pope, Director

By: /S/ JOSE ACEVEDO

Jose Acevedo, Director

Date: November 2, 2001