Form 10QSB
period 2001-06-30
ALPHA HOLDING INC/ DE
filed 2001-11-08
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Issuer's telephone number: 941-430-2222

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2001, the following shares of common were outstanding: Common Stock, $.001 par value, 3,460,490 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

ALPHA HOLDING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2001

ALPHA HOLDING, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2001

ASSETS
CURRENT ASSETS:
Cash	$ 0
Loans Receivable	430
Total Current Assets	430
TOTAL ASSETS	$ 430
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 209
TOTAL CURRENT LIABILITIES	209
STOCKHOLDERS' EQUITY
Common stock, par value $.001; 10,000,000 shares authorized; 3,460,490 shares issued and outstanding	$ 3,461
Paid-in capital	5,160
Deficit accumulated during the development stage	(8,400)
Total Stockholders' Equity	221
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 430

The accompanying notes are an integral part of these financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Statement of Operations

For the initial period from inception (August 19, 1997) to June 30, 2001

		For the three	For the three	For the six	For the six	From inception
		months ending	months ending	months ending	months ending	08/19/97 to
		06/30/00	06/30/01	06/30/00	06/30/01	6/30/01

REVENUE

	Sales	0	0	0	0	0

	Cost of Sales	0	0	0	0	0

Gross Profit		0	0	0	0	0

EXPENSES

	Selling, general
	and administrative	$ 1,475	0	1,757	57	$ 3,289
	Provision for income tax		0

Total Expenses		1,475	0	1,757	57	3,289

NET LOSS		$ (1,475)	0	(1,757)	(57)	$ (3,289)

Balance
End of period		$ (1,475)	0	(1,757)	(57)	$ (3,289)

NET LOSS PER SHARE		(0.0006)	0.0000	0.0007	0.0000

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING		2,517,840	2,772,252	2,519,840	2,772,252

The accompanying notes are an integral part of the financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Statement of Cash Flows

For the initial period from inception (August 19, 1997) to June 30, 2001

	For the six		For the six	From Inception
	months ending		months ending	08/19/97 to
	06/30/00		06/30/01	06/30/01

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (1,757)		$ (57)	$ (8,400)

Adjustment to reconcile net loss
to net cash used by
operating activities:

Increase in accounts payable			21	209
Increase (Decrease) in loans receivable	1,470			(430)

Net cash flows from
operating activities	(287)		(36)	(8,621)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	25		0	3,461
Additional Paid in Capital	2,400		0	5,160

Net cash flows from
financing activities	2,425		0	8,621

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,138		(36)	0

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	1,059		36	0

CASH AND CASH EQUIVALENTS
END OF PERIOD	$ 3,197	$		$ 62

The accompanying notes are an integral part of the financial statements.

ALPHA HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2001

Note 1 - Organization and Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed financial statements of Alpha Holding, Inc. (the "Company"), as of June 30, 2001, and for the six months ended June 30, 2000 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the condensed financial statements, have been made.

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

Net (Loss) Per Common Share:

The net (loss) per common share is computed by dividing the net (Loss) for the period by number of shares outstanding at June 30, 2001.

Note 2 - Capital Stock

Common Stock:

The Company initially authorized 10,000,000 shares of common stock with a par value of $.001 each.

The Company did not declare any dividends for June 30, 2001.

Note 3 - Related Party Events

The Company presently maintains its principal office at c/o Steven Siskind, Esq., 645 5th Avenue, Suite 403, New York, NY 10022.

Note 4 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company has received a total of $8,621 in cash proceeds from sale of shares, and has accumulated a deficit of $8,400 during the development stage. Consequently, the Company's balance sheet as of June 30, 2001 reflects a current asset value of $430, and a total asset value of $430, which is partly in the form of cash and partly in the form of loans receivable, and current liabilities in the amount of $209.

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

Results of Operations

During the period from August 17, 1997 (inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

(b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA HOLDING, INC.

By: /S/ JAMES SEASON

James Season, President and a Director

By: /S/ DOMINICK POPE

Dominick Pope, Director

By: /S/ JOSE ACEVEDO

Jose Acevedo, Director

Date: November 8, 2001