Form 10QSB
period 2001-09-30
ALPHA HOLDING INC/ DE
filed 2001-11-14
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
                 ------------------------ --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            59-3518707
---------------------------------                          ---------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                               ID Number)


     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                                 --------------
                           (Issuer's Telephone Number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 Yes  X                       No
                   ------                       ------

As of September 30, 2001, the Issuer had 3,460,490 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

          (a) The unaudited financial statements of Registrant for the three months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2001





                                    I N D E X


                                                                      Page No.
                                                                      --------


BALANCE SHEETS
     September 30, 2001 and December 31, 2000                           F-2


STATEMENTS OF OPERATIONS
     For the three and the nine months ended
     September 30, 2001 and 2000 and
     cumulative amounts since inception
     August 19, 1997 to September 30, 2001                              F-3


STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     Inception August 19, 1997 to September 30, 2001                    F-4


STATEMENTS OF CASH FLOWS
     For the three and the nine months ended
     September 30, 2001 and 2000 and
     cumulative amounts since inception
     August 19, 1997 to September 30, 2001                              F-5


NOTES TO FINANCIAL STATEMENTS                                           F-6


                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                         (Unaudited)
                                                         SEPTEMBER 30,  DECEMBER 31,
                                                           2 0 0 1        2 0 0 0
                                                           -------        -------


                                     ASSETS
                                     ------

CURRENT ASSETS

      Cash                                                 $   --      $     36
      Loans receivable - related party                          430         430
                                                           --------    --------


              TOTAL ASSETS                                 $    430    $    466
                                                           ========    ========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES

      Accounts payable and accrued expenses                $  3,241    $    188
                                                           --------    --------

              TOTAL LIABILITIES                               3,241         188
                                                           --------    --------

STOCKHOLDERS' DEFICIENCY

      Common stock  - $0.001 par value,
         10,000,000 shares authorized,
         3,460,490 shares issued and outstanding              3,461       3,461
      Paid-in capital                                         5,160       5,160
      Deficit accumulated during the development stage      (11,432)     (8,343)
                                                           --------    --------

              TOTAL STOCKHOLDERS' DEFICIENCY                 (2,811)        278
                                                           --------    --------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  DEFICIENCY                               $    430    $    466
                                                           ========    ========



    The accompanying notes are an integral part of the financial statements.



                                                ALPHA HOLDING, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF OPERATIONS

                                                    (Unaudited)




                                                                                                                    CUMULATIVE
                                                                                                                   AMOUNTS SINCE
                                                                                                                 INCEPTION AUGUST
                                            THREE             THREE              NINE               NINE            19, 1997 TO
                                           MONTHS            MONTHS             MONTHS             MONTHS          SEPTEMBER 30,
                                            ENDED             ENDED              ENDED              ENDED
                                        SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                           2 0 0 1           2 0 0 0            2 0 0 1            2 0 0 0            2 0 0 1
                                           -------           -------            -------            -------            -------

INCOME                                  $      --         $      --         $      --         $      --         $      --

COST AND EXPENSES
     Selling and administrative
         expenses                             3,032             3,293             3,089             5,050           (11,244)
                                        -----------       -----------       -----------       -----------       -----------

         OPERATING LOSS                      (3,032)           (3,293)           (3,089)           (5,050)          (11,244)
                                        -----------       -----------       -----------       -----------       -----------

PROVISION FOR INCOME TAXES                     --                --                --                --                 188
                                        -----------       -----------       -----------       -----------       -----------

         NET LOSS                       $    (3,032)      $    (3,293)      $    (3,089)      $    (5,050)      $   (11,432)
                                        ===========       ===========       ===========       ===========       ===========



Net loss per share of common
     stock                              $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)
                                        ===========       ===========       ===========       ===========       ===========

Weighted average number of
     common shares                        3,460,490         2,816,557         3,460,490         2,816,557         1,944,536
                                        ===========       ===========       ===========       ===========       ===========


                   The accompanying notes are an integral part of the financial statements.




                                                ALPHA HOLDING, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                  INCEPTION AUGUST 19, 1997 T0 SEPTEMBER 30, 2001

                                                    (Unaudited)





                                                                                               DEFICIT
                                                 COMMON STOCK                                ACCUMULATED
                                                $.001 PAR VALUE           ADDITIONAL          DURING THE
                                             --------------------           PAID-IN          DEVELOPMENT
                                             SHARES         AMOUNT          CAPITAL             STAGE           TOTAL
                                             ------         ------          -------             -----           -----

Common stock Issued for cash -
     for the year ended August 1997           670,610       $     671       $    --         $    --          $     671

Net loss for the period -
     August 19, 1997 through
         December 31, 1997                       --              --              --              (554)            (554)
                                            ---------       ---------       ---------       ---------        ---------

BALANCE - DECEMBER 31, 1997                   670,610             671            --              (554)             117


Net loss for the year ended December
     31, 1998                                    --              --              --              (105)            (105)
                                            ---------       ---------       ---------       ---------        ---------

BALANCE - DECEMBER 31, 1998                   670,610             671            --              (659)              12

Common stock issued for cash the
     year ended December 31, 1999           1,823,980           1,824           1,633            --              3,457

Net loss for the year ended December
     31, 1999                                    --              --              --              (498)            (498)
                                            ---------       ---------       ---------       ---------        ---------

BALANCE - DECEMBER 31, 1999                 2,494,590           2,495           1,633          (1,157)           2,971

Common stock issued for cash -
     for the ended December 31, 2000          965,900             966           3,527            --              4,493

Net loss for the year ended -
     December 31, 2000                           --              --              --            (7,186)          (7,186)
                                            ---------       ---------       ---------       ---------        ---------

BALANCE - DECEMBER 31, 2000                 3,460,490           3,461           5,160          (8,343)             278

Net loss for the nine months ended -
     September 30, 2000                          --              --              --            (3,089)          (3,089)
                                            ---------       ---------       ---------       ---------        ---------

BALANCE - SEPTEMBER 30, 2001                3,460,490       $   3,461       $   5,160       $ (11,432)       $  (2,811)
                                            =========       =========       =========       =========        =========



                             The accompanying notes are an integral part of the financial statements.





                                                     ALPHA HOLDING, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS

                                                         (Unaudited)



                                                                                                                   CUMULATIVE
                                                                                                                  AMOUNTS SINCE
                                                   THREE            THREE            NINE             NINE          INCEPTION
                                                   MONTHS          MONTHS           MONTHS           MONTHS          AUGUST 19,
                                                   ENDED            ENDED            ENDED            ENDED           1997 TO
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                  2 0 0 1          2 0 0 0          2 0 0 1          2 0 0 0          2 0 0 1
                                                  -------          -------          -------          -------          -------

CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                        (3,032)         (3,293)         (3,089)         $ (5,050)        (11,432)
   Changes in assets and liabilities:
   Loans receivable - related party                  --              --              --               1,650            (430)
   Accounts payable and accrued
        expenses                                    3,032          (1,616)          3,053            (1,434)          3,241
                                                 --------        --------        --------          --------        --------

        CASH USED BY OPERATION
            ACTIVITIES                               --            (4,909)            (36)           (4,834)         (8,621)
                                                 --------        --------        --------          --------        --------


CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of common stock                          --                23            --                  48           3,461
   Additional paid-in capital                        --             1,127            --               3,527           5,160
                                                 --------        --------        --------          --------        --------

        CASH PROVIDED BY
            FINANCING ACTIVITIES                     --             1,150            --               3,575           8,621
                                                 --------        --------        --------          --------        --------

NET INCREASE (DECREASE) IN CASH                      --            (3,759)            (36)           (1,259)           --

CASH  - Beginning of period                          --             3,759              36             1,259            --
                                                 --------        --------        --------          --------        --------

CASH  - End of period                            $   --          $   --          $   --            $   --          $   --
                                                 ========        ========        ========          ========        ========




                              The accompanying notes are an integral part of the financial statements.



                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

1.   BUSINESS DESCRIPTION - ORGANIZATION

     On August 19, 1997, Alpha Holding, Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company may engage in any business that is permitted by the General Corporation Law of Delaware. The Company can be defined as a "shell" corporation whose principal business is to locate and consummate a merger or acquisition with an ongoing business.

     RESULTS OF OPERATIONS

     During the three and nine months ended September 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended September 30, 2001 and August 19, 1997 (date of inception) through September 30, 2001.

     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified
         Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months and nine months ended September 30, 2001 and 2000 and from August 19, 1997 (date of inception) through September 30, 2001.

     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $11,432 expiring in the year 2017. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $4,600 and has been offset by a full valuation allowance.

     SAFS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2001, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties regarding the amount of taxable income that would be generated in future years. For the period ended September 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $1,200. The use of these carryforwards is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.


3.   COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     During 2000 and 1999, the Company issued 965,900 and 1,823,980 shares, respectively, of common stock that was valued at various prices with the calculated average prices per share being $0.0047 and $0.0019 for 2000 and 1999, respectively. These values were based upon management's estimate of the current market prices at the time the shares were issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in August 19, 1997. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " '34Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

     The Company has entered into negotiations to acquire a privately held company in exchange for issuance of a controlling interest in the Company's common stock. In the event that negotiations are not concluded successfully, then during the next twelve months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

     The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)
3.2               By-Laws of Alpha Holding, Inc. (1)

-----------

(1) Incorporated by referenced from the Form 10-SB filed by the Company on February 7, 2001 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2001                             ALPHA HOLDING, INC.


                                                    /S/ Dominick Pope
                                                    ----------------------------
                                                        Dominick Pope, President
                                      -5-