Form 10KSB
period 2001-12-31
ALPHA HOLDING INC/ DE
filed 2002-04-16
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

      Commisison file number

                               ALPHA HOLDING, INC.
                      -------------------------------------
                     (Name of small business in its charter)

           Delaware                                               59-3518707
 ---------------------------                                   ---------------
(State or other jurisdiction                                     (IRS Employer
     of Incorporation                                          Identification #)

                           Suite 403, 645 Fifth Avenue
                           ---------------------------
            Address of Principal Executive Office (street and number)

                            New York, New York 10022
                            ------------------------
                            City, State and Zip Code

Issuer's telephone number:  (212) 750-2002
Securities registered under Section 12(b) of the Act:
Title of each class   N/A
Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
      -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,800,000 as of December 31, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Alpha Holding, Inc. (the "Company/Alpha") was incorporated under the laws of the State of Delaware on August 19, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     As of the end of its fiscal year ending December 31, 2001, the Company was in negotiations with Todtri Productions, Ltd., a New York corporation ("Todtri") engaged in the book publishing business. On January 11, 2002, the Company entered into a Stock Purchase Agreement with Todtri and Todtri's shareholders for the purchase by the Company of all the issued and outstanding shares of Todtri in exchange for issuance of 17,914,286 Alpha shares to the Todtri shareholders. After closing of the stock purchase, Todtri will be a wholly owned subsidiary of the Company and the Todtri shareholders will own 82.5% of the issued and outstanding shares of Alpha.

     The Company anticipates that the closing of the Todtri stock purchase will occur prior to May 30, 2002. After the closing of the transaction, the Company will be engaged inthe book publishing business.

     Todtri was formed in New York in 1981 as a consulting company to a number of media related businesses. In 1989, Todtri started producing books for other publishing and distribution companies, such as Outlet Book Company, Smithmark, Courage Books, W.H. Smith, and Chapters. Todtri publishes predominantly hard cover, illustrated books covering a wide range of popular, non-fiction, subjects, often referred to collectively as "coffee-table books". Today, Todtri has a customer base of more than 3,000 customers in the United States and effective distribution of its products around the world. Its customers include Book Wholesalers, Retailers, Price Clubs, Mass-Market Merchandisers, and Publishers of Books. Todtri's business address is 254 West 31st Street, New York, NY 10001-2813. Telephone: 212 695 6622.

     In 1998, Todtri entered into fulfillment agreements with two warehouse operations, one in New York, and the other in the United Kingdom. These warehouse operations maintain Todtri's inventory and fulfill orders by shipping books to Todtri's customers. The New York fulfillment company has been in the same location for more than 50 years and has a long term lease with its landlord for approximately 250,000 square feet of space of which approximately 50,000 square feet is used to service Todtri's needs. The United Kingdom fulfillment company has a long term lease with its landlord for approximately 100,000 square feet of space of which approximately 20,000 square feet is used to service Todtri's needs.

     In 1999, Todtri entered into a distribution agreement with a company in Australia handling sales, storage and fulfillment functions. Todtri also entered into representation agreements with commissioned sales representatives, experienced with selling the types of books the company publishes. The sales representatives are independent contractors and not employees of Todtri. The sales representatives earn commissions generally ranging from 2.5% to 12.5% of the net invoice value based on, among other things, the location of the representative and the discount at which such books are sold.

Intellectual Property Rights

     Todtri is the copyright holder to approximately 200 books it has originated, including all the text it commissioned on a work for hire basis. The artwork appearing in its publications is owned by various copyright holders and permission secured for reproduction purposes within the context of each book project.

Markets

     Todtri has penetrated a number of markets including trade retail, bargain retail, wholesale, museum shops, school and library, gift stores, price clubs, mass-market merchandisers, premium, display marketing and the Internet.

Products and Competition

     Todtri predominantly publishes hard bound, full-color, illustrated books on a wide range of popular subjects, include fine arts, architecture, transportation, travel, natural history, crafts, gardening, health, cookery and children.

     In the United States there are thousands of book publishing companies. Most of these companies are relatively small to medium size, as is Todtri, and are privately owned, although the industry is dominated by a small number of very significant publishers with a global presence. Management believes Todtri can compete in the book publishing industry because the market itself is fragmented which offers ample opportunity to publishers that are creative and who have their own internal distribution service.

     Todtri publishes approximately 60 new titles each year in order to insure continued sales growth and provide its customers with exciting new product lines to complement its ever-popular subjects such as natural history, travel, the fine arts, and automobiles.

Suppliers and Customers

     Todtri has about 15 suppliers that supply it with inventory. The Company believes that Todtri would not be adversely affected by the loss of any particular supplier. Todtri has more than 3,000 customers and is therefore not dependent on any one account. No customer has accounted for more than 10% of the revenues in either of the last two years.

Employees

     Todtri has seven employees, including its two executive officers. Management believes its relationship with its employees is satisfactory.

Properties

     Todtri's lease for a 3,350 square feet of space in New York City has expired and it is in the process of negotiations to renew the lease for seven years. This facility houses senior management, and administrative support staff. The space is sufficient for Todtri's current needs and for the foreseeable future.

 Legal Proceedings

     Todtri is involved in a number of pending legal actions or threatened actions from various third parties for non-payments of amounts they claim are owed. The aggregate amount claimed by such third parties exceeds $700,000. In addition, certain vendors from Picture Perfect USA, Inc., a former subsidiary of Todtri, may assert claims against Todtri relating to Picture Perfect photography sales. These potential claims may approximate two million dollars.

Liquidity and Capital Resources

     As of December 31, 2000, Todtri had negative working capital of $5,328,839 and as of September 30, 2001, had negative working capital of $5,653,526. Working capital decreased from December 31, 2000 to September 30, 2001 by $324,687. At September 30, 2001, liabilities exceeded assets by $6,904,235.

     Todtri entered into a factoring agreement in order to improve its cash position and to provide proceeds from account receivables to its secured creditor as well as to its finance company. The factor purchases Todtri's accounts receivables and provides a 70% advance. Half of the advance is remitted to Todtri's secured creditor and the other half to Todtri. On new inventory purchases, the factor provides a 70% advance of which 7% goes to Todtri's secured creditor and the balance goes to Todtri's finance company. Todtri does not receive any advance associated with new inventory accounts receivables. The factor permits the account receivables to age 90-100 days at its sole discretion before selling them back to Todtri by applying them to Todtri's reserve account. The reserve account is comprised of the 30% spread between the value of the purchased receivables and the 70% advance. The factor's charges are based upon a purchase price they pay when purchasing Todtri's account receivables and is calculated from the invoice date and based upon the date on which they actually receive payment from Todtri's customers. Invoices paid within 30 days are purchased at 97% of the amount of account receivables and the discount given to the factor is 3%. The purchase price decreases by 1%, and the discount to the factor increases by 1%, for every 10 days that payment is not received. For invoices paid after 90 days but within 100 days, the purchase price shall be 90% of the amount of account receivables and the discount to the factor shall be 10%. For invoices paid after 100 days, the purchase price shall be 85% of the amount of account receivables and the discount to the factor shall be 15%. The factor applies its charges to Todtri's reserve account and any funds left over are remitted to Todtri or held in reserve against possible returns or bad debts at the factor's sole discretion. The factor has a senior security interest in Todtri's accounts receivables and a subordinate, to Todtri's secured creditor, security interest in Todtri's chattel paper, inventory, equipment, instruments, investment property, general intangibles, documents, proceeds and products of the foregoing as its collateral. Todtri's shareholders also entered into a Performance Guaranty with the factor. The factor agreement was renewed August 15, 2001 for one year based on a minimum volume of $200,000 in quarterly accounts receivables. Any quarter that generates less than $200,000 is subject to the factor charging Todtri a shortfall fee which is the average interest charged, determined historically, over the amount that is less than the quarterly $200,000. Todtri can terminate the agreement at any time prior to its expiration date however it is subject to an early termination fee calculated at the same rate as the shortfall fee.

     The finance company has provided Todtri with a line of credit in the amount of $1.5 million and opens letters of credit to Todtri's suppliers for inventory purchases. The finance company charges Todtri 5% of the face value of the letter of credit fee at the time each is opened and charges Todtri 5% per month compounded interest for the outstanding principal. The finance company receives approximately 65% of the invoice value of Todtri's account receivables from the factor as is explained above. The finance company has a senior security interest in Todtri's new inventory and a subordinate, to Todtri's secured creditor, security interest in Todtri's chattel paper, equipment, instruments, investment property, general intangibles, documents, proceeds and products of the foregoing as its collateral. Todtri also entered into a supply agreement, and a promissory note with the finance company. There is no early prepayment penalty.

     The Company's Business Plan if the Todtri Stock Purchase Does Not Occur

     Management believes that it is highly unlikely that the Todtri Stock Purchase will not close as agreed by the parties, However, in the event that the Todtri stock purchase does not occur, the Company's business plan will be as follows: The Company will continue to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or possibilities.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

     Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

     (f) The extent to which the business opportunity can be advanced;

     (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

     (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

     In regard to the possibility that the shares of the issuer would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements that the issuer have (1) net tangible assets of at least $4 million, or a market capitalization of at least $50 million, or net income in its latest fiscal year of not less than $750,000 in its latest fiscal year, or in two of the last three fiscal years; (2) a public float (i.e., shares that are not held by any officer, director of 10% stockholder) of at least 1 million shares; (3) a minimum bid price of at least $4 per share; (4) at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50 million. Many, and perhaps most of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.

     Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

     The Company currently maintains a mailing address at Suite 403, 645 Fifth Avenue, New York, New York 10022. The Company's telephone number there is (212) 750-2002.

     Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

     (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

     (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity. (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

     The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently maintains a mailing address at Suite 403, 645 Fifth Avenue, New York, New York 10022, which is the address of its attorney. The Company pays no rent for the use of this mailing address. The Company's telephone number is (212) 750-2002. Upon completion of the Todtri stock purchase, the Company's address will be changed to the Todtri address. If the Todtri stock purchase does not occur, the Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2001. On January 10, 2002, by written consent of a majority of shareholders, the Company agreed to enter into a stock purchase agreement with Todtri.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 19, 1997. As of December 31, 2001 there were 3,800,000 shares outstanding, and the Company has 34 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $8,960 for its capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     During the period from August 19, 1997 (inception) through December 31, 2001, the Company has an accumulated deficit of $(14,741). During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2002 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding he foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

     The Company does not currently contemplate making a Regulation S offering.

     The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

4. INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $15,000 expiring in the year 2017 through 2021. The tax benefit of this net operating losses is approximately $6,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2001 the valuation allowance increased by $2,559.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:


Name                         Age                    Position(s) held
----                         ---                    ----------------
Jospeh Pioppi                 72                    President, Director
Dominick P. Pope              68                    Secretary, Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

     Joseph Pioppi. Mr. Pioppi graduated from Brooklyn Community College with an Associate Degree in Electrical and Electronic Technology. He attended City College of New York, Bernard Baruch School of Business, and studied computer technology at Temple University. Mr. Pioppi was employed with the Pennsylvania Railroad, the Penn Central Railroad, and was a systems analyst for Conrail.

     Dominick P. Pope. Since 1977, Mr. Pope has served as President of L.J. Loeffler In-House Communications Business, located in New York City. Mr. Pope attended Baruch College and received an associates degree. Mr. Pope was formerly the chairman of Intercom Technologies, Corp. and resigned from that position April of 1998.

Compliance with Section 16(a) of the Exchange Act.

     Dominick P. Pope, an officer and director of the Company and Mid-Continental Securities Corp. and Glenn A. Little beneficial owners of more than 10% of the Company's common stock, were required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. None of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before May 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the

Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                              Number of Shares            Percent of
Address                              Owned Beneficially          Class Owned
--------------------------------------------------------------------------------

Mid-Continental Securities Corp.         2,230,000                   61%
5150 Tamiami Trial North
Naples, Florida 34103

Glenn A. Little                          1,000,000*                26.3%
211 West Wall
Midland, Texas 79701

Dominick P. Pope                            12,000                   **
144 Voorhis Ave
New Milford, NJ 07646

All Directors and                           12,000                   **
Executive officers (2)persons)

** Less than 1%

* Does not include 100,000 shares each held by Mr. Little's children, Sarah Little, David Little and Eve M. Little.

Changes in Control

     A change in control of the Company will probably occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of stock of the company, membership of the board of directors. The extent of any such change or control in ownership or board composition cannot be predicted at this time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

     As permitted by Delaware law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

     None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Each of the Company's officers and directors also are officers, directors, or both of several other corporations. These companies may be in direct competition with the Company for available opportunities.

     Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares for services rendered at a price of $0.001 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.     Document
------------     ---------------

 3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001).

3.2 Bylaws(incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange
                Commission on February 7, 2001).

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     April 15, 2002

                                  ALPHA HOLDING, INC.



                                  By:  /s/ Jospeh Pioppi
                                           -------------------------------------
                                           Joseph Pioppi, President, Director



                                  By:  /s/ Dominick P. Pope
                                           -------------------------------------
                                           Dominick P. Pope, Secretary, Director

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 2001





                                    I N D E X


                                                                       Page No.
                                                                       --------


INDEPENDENT AUDITORS' REPORT                                           F-2 - F-3



BALANCE SHEETS                                                            F-4



STATEMENTS OF OPERATIONS                                                  F-5



STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                    F-6



STATEMENTS OF CASH FLOWS                                                  F-7



NOTES TO FINANCIAL STATEMENTS                                             F-8

BRANCH OFFICE                                                   TEL 212-840-2595
20 LEBANON ROAD                                                 FAX 212-840-7239
SCARSDALE, NY 10583-7122                                        www.lwccpa.com
914-723-3376

                         Livingston, Wachtell & Co., LLP
                          certified public accountants
                           1140 avenue of the americas
                             new york, ny 10036-5803

LEONARD L. EIGER, C.P.A.                  JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                        THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                      HERBERT H. REYBURN, C.P.A. (1934-1985)
JAMES R. GRIMALDI, C.P.A.                 IRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.





Board of Directors and Stockholders
Alpha Holding, Inc.
New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of Alpha Holding, Inc., a development stage company, as of December 31, 2001 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period August 19, 1997 inception through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Alpha Holding, Inc. for the period August 19, 1997 inception to December 31, 2000. The financial statement amounts of the statements of operations, cash flows and changes in stockholders' deficiency for such prior periods are encompassed in the cumulative financial statements for the period August 19, 1997 inception to December 31, 2001. The financial statements for all periods prior to January 1, 2001 were audited by other auditors whose reports express unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2000, included in the cumulative totals for the statements of operations, cash flows and changes in stockholders' deficiency, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Holding, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the period August 19, 1997 inception through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/Livingston, Wachtell & Co., LLP





New York, New York
April 7, 2002


                                                    ALPHA HOLDING, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEETS


                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                    2 0 0 1                 2 0 0 0
                                                                                    -------                 -------
                                                          ASSETS
                                                          ------

CURRENT ASSETS
     Cash                                                                      $       -               $            36
     Loans receivable - related party                                                      430                     430
                                                                               ---------------         ---------------

         TOTAL ASSETS                                                          $           430         $           466
                                                                               ===============         ===============



                                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                           ----------------------------------------

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $         6,211         $           188
                                                                               ---------------         ---------------

         TOTAL LIABILITIES                                                               6,211                     188
                                                                               ---------------         ---------------


STOCKHOLDERS' DEFICIENCY
     Common stock  - $.001 par value,
         10,000,000 shares authorized,
         issued 3,800,000 shares in 2001
         and 3,460,490 in 2000                                                           3,800                   3,461
     Paid-in capital                                                                     5,160                   5,160
     Deficit accumulated during the development stage                                  (14,741)                 (8,343)
                                                                               ----------------        ----------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                                 (5,781)                    278
                                                                               ---------------         ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $           430         $           466
                                                                               ===============         ===============

                      The accompanying notes are an integral part of the financial statements.



                                              ALPHA HOLDING, INC.
                                        (A DEVELOPMENT STAGE COMPANY)


                                           STATEMENTS OF OPERATIONS

                                                                                                         CUMULATIVE
                                                                                                       AUGUST 19, 1997
                                                                                                          INCEPTION
                                                                                                           THROUGH
                                                               YEARS ENDED DECEMBER 31,                 DECEMBER 31,
                                                               ------------------------
                                                            2 0 0 1               2 0 0 0                   2001
                                                            -------               -------                   ----

COST AND EXPENSES
     Selling and administrative expenses                  $      6,398        $      7,186           $     14,553
                                                          ------------        ------------           ------------


         OPERATING LOSS                                         (6,398)             (7,186)               (14,553)


PROVISION FOR INCOME TAXES                                       -                   -                        188
                                                          ------------        ------------           ------------


         NET LOSS                                         $     (6,398)       $     (7,186)          $    (14,741)
                                                          ============        ============           ============



Net loss per share of common stock                        $       .00         $       .00
                                                          ===========         ===========

Weighted average number of common shares outstanding         3,631,640           2,772,252
                                                          ============        ============


                      The accompanying notes are an integral part of the financial statements.






                                                       ALPHA HOLDING, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)



                                               STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                          AUGUST 19, 1997 INCEPTION THROUGH DECEMBER 31, 2001



                                                                                                            DEFICIT
                                                         COMMON STOCK                                      ACCUMULATED
                                                       $.001 PAR VALUE                ADDITIONAL           DURING THE
                                                      ----------------------           PAID-IN             DEVELOPMENT
                                                      SHARES          AMOUNT           CAPITAL                STAGE
                                                      ------          ------           -------                -----
Common stock issued for cash -
     August 1997 at $.001                              670,610      $      670     $     -               $      -
     July 1999 at $.001                                167,480             168           -                      -
     September 1999 at $.001                           240,000             240           -                      -
     November 1999 at $.001                          1,300,000           1,300           -                      -
     December 1999 at $.001                            100,000             100           -                      -
     December 1999 at $.1                               16,500              17             1,633                -
     January 2000 at $.1                                 3,250               3               322                -
     March 2000 at $.05                                 20,000              20             1,980                -
     June 2000 at $.05                                   2,000               2                98                -
     July 2000 at $.05                                  23,000              23             1,127                -
     December 2000 at $.001                            917,650             918           -                      -

     Net loss for the period -
         April 19, 1999 through
         December 31, 2000                             -                -                -                      (8,343)
                                                  ------------      ----------     -------------         -------------

BALANCE - December 31, 2000                          3,460,490           3,461             5,160                (8,343)

Common stock issued for services
    rendered August 2001                               339,510             339           -

     Net loss 2001                                     -                 -               -                      (6,398)
                                                  ------------      ----------     -------------         --------------

BALANCE - December 31, 2001                          3,800,000      $    3,800     $       5,160         $     (14,741)
                                                  ============      ==========     =============         =============


                        The accompanying notes are an integral part of the financial statements.





                                              ALPHA HOLDING, INC.
                                        (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS





                                                                                                    CUMULATIVE
                                                                                                  AUGUST 19, 1997
                                                                                                     INCEPTION
                                                                 YEARS ENDED DECEMBER 31,            THROUGH
                                                                 ------------------------           DECEMBER 31,
                                                              2 0 0 1             2 0 0 0              2001
                                                              -------            -------               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $ (6,398)           $ (7,186)           $(14,741)

     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Common stock issued for consulting
              services                                            339                --                   339
         Loan receivable - related party                         --                 1,470                (430)
         Accounts payable and accrued expenses                  6,023                --                 6,211
                                                             --------            --------            --------

CASH USED IN OPERATING ACTIVITIES                                 (36)             (5,716)             (8,621)
                                                             --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from issuance of capital stock                     --                   966               3,461
     Additional paid-in-capital                                  --                 3,527               5,160
                                                             --------            --------            --------

CASH PROVIDED BY INVESTING ACTIVITIES                            --                 4,493               8,621
                                                             --------            --------            --------

NET DECREASE IN CASH                                              (36)             (1,223)               --

CASH  - Beginning of period                                        36               1,259                --
                                                             --------            --------            --------

CASH  - End of period                                        $   --              $     36            $   --
                                                             ========            ========            ========


                       The accompanying notes are an integral part of the financial statements.



                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS DESCRIPTION - ORGANIZATION

     On August 19, 1997, Alpha Holding, Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company may engage in any business that is permitted by the general corporation law of Delaware. The Company can be defined as a "shell" corporation, whose principal business is to locate and consummate a merger or acquisition with an ongoing business.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage for the year ended December 31, 2001, and have experienced no significant change in liquidity, capital resources of stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company defined as a "shell" corporation intends to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.

     RESULTS OF OPERATIONS

     During the year ended December 31, 2001, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

     The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and taxes for the periods ended December 31, 2001 and 2000, and August 19, 1997 inception through December 31, 2001.

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding for the years ended December 31, 2001 and 2000.

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

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $15,000 expiring in the years 2017 through 2021. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $6,000 and has been offset by a full valuation allowance. For the year ended December 31, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $2,559.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


3.   COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     From August 19, 1997 inception through December 31, 2001, the Company issued 3,800,000 shares of common stock that has valued prices in the range of $.001 through $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


4.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

     Pursuant to a resolution adopted by the Board of Directors on August 9, 2001 for related party services performed in 2001, the Company issued 339,510 shares of restricted common stock to certain shareholders at a price of $.001 per share, for an aggregate consideration of $339, which includes $324 of consulting fees and $15 of director's fees.


5.   SUBSEQUENT EVENT

     On January 11, 2002, the Company signed an agreement to merge with TODTRI Productions, Ltd. (a New York State Corporation). The closing date for this merger has not yet been finalized.