Form 10QSB
period 2002-03-31
ALPHA HOLDING INC/ DE
filed 2002-05-21
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            59-3518707
 -----------------------------                           ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                            -------------------------
                           (Issuer's Telephone Number)


               ----------------------------------------------------
              ( Former name, former address and former fiscal year,
                         if changed since last report)


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

As of March 31, 2002, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1.   Financial Statements and Exhibits

          (a) The unaudited financial statements of Registrant for the three monhts ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2002





                                    I N D E X


                                                                        Page No.
                                                                        --------


BALANCE SHEETS                                                            F-2



STATEMENTS OF OPERATIONS                                                  F-3



STATEMENTS OF CASH FLOWS                                                  F-4



NOTES TO FINANCIAL STATEMENTS                                             F-5



                                 ALPHA HOLDING, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS



                                                         (Unaudited)
                                                           March 31,     December 31,
                                                           2 0 0 2          2 0 0 1
                                                           -------          -------
                                     Assets
                                     ------
Current Assets
     Loans receivable - related party                      $    430        $    430
                                                           --------        --------

         Total Assets                                      $    430        $    430
                                                           ========        ========




                      Liabilities And Stockholders' Deficiency
                      ----------------------------------------

Current Liabilities
     Accounts payable and accrued expenses                 $  7,189        $  6,211
     Due to related party                                     4,430            --
                                                           --------        --------

         Total Liabilities                                   11,619           6,211
                                                           --------        --------


Stockholders' Deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                              3,800           3,800
     Paid-in capital                                          5,160           5,160
     Deficit accumulated during the development stage       (20,149)        (14,741)
                                                           --------        --------

         Total Stockholders' Deficiency                     (11,189)         (5,781)
                                                           --------        --------

         Total Liabilities And Stockholders' Deficiency    $    430        $    430
                                                           ========        ========


                    The accompanying notes are an integral part
                            of the financial statements.

                                      F-2



                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                                                                         Cumulative
                                                                                      August 19, 1997
                                                                                         Inception
                                                       Three Months Ended March 31,       Through
                                                         -------------------------        March 31,
                                                          2 0 0 2         2 0 0 1           2002
                                                          -------         -------           ----

COST AND EXPENSES
     Selling and administrative expenses                 $   5,408       $    --          $  19,961
                                                         ---------       ---------        ---------

         OPERATING LOSS                                     (5,408)           --            (19,961)


PROVISION FOR INCOME TAXES                                    --              --               188
                                                         ---------       ---------        ---------

         NET LOSS                                        $  (5,408)      $    --          $ (20,149)
                                                         =========       =========        =========




Net loss per share of common stock                       $     .00       $     .00
                                                         =========       =========

Weighted average number of common shares outstanding     3,800,000       2,772,252
                                                         =========       =========


                             The accompanying notes are an integral part
                                     of the financial statements.

                                                 F-3



                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                                Cumulative
                                                                             August 19, 1997
                                                         Three Months           Inception
                                                        Ended March 31,          Through
                                                     --------------------        March 31,
                                                     2 0 0 2      2 0 0 1          2002
                                                     -------      -------          ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                        $ (5,408)   $   --          $(20,149)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Common stock issued for consulting
              services                                   --          --               339
         Accounts payable and accrued expenses            978        --             7,189
                                                     --------    --------        --------


CASH USED IN OPERATING ACTIVITIES                      (4,430)       --           (12,621)
                                                     --------    --------        --------



CASH FLOWS FROM INVESTING ACTIVITIES
         Loan receivable - related party                 --          --              (430)
                                                     --------    --------        --------

CASH  USED IN INVESTING ACTIVITIES                       --          --              (430)
                                                     --------    --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES
     Due to related company                             4,430        --             4,430
     Proceeds from issuance of capital stock             --          --             3,461
     Additional paid-in-capital                          --          --             5,160
                                                     --------    --------        --------

CASH PROVIDED BY FINANCING ACTIVITIES                   4,430        --            13,051
                                                     --------    --------        --------

NET DECREASE IN CASH                                     --          --              --

CASH  - Beginning of period                              --            36            --
                                                     --------    --------        --------
CASH  - End of period                                $   --      $     36        $   --
                                                     ========    ========        ========


                        The accompanying notes are an integral part
                                of the financial statements.

                                            F-4

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     The Company remains in the development stage for the period ended March 31, 2002, and have experienced no significant change in liquidity, capital resources of stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company defined as a "shell" corporation intends to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.

     RESULTS OF OPERATIONS

     During the period ended March 31, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION - ORGANIZATION (Continued)

     RESULTS OF OPERATIONS (Continued)

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ended March 31, 2002 and 2001, and August 19, 1997 inception through March 31, 2002.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding for the periods ended March 31, 2002 and 2001.

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

                               ALPHA HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $20,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $8,000 and has been offset by a full valuation allowance. For the period ended March 31, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $2,163.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3.   COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     From August 19, 1997 inception through December 31, 2001, the Company issued 3,800,000 shares of common stock that has been valued at prices in the range of $.001 through $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


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


5.   RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2002 were paid by the related company.

     The balance due to the related company, at March 31, 2002 and December 31, 2001 was $4,430 and $-0-, respectively.

Item 2.   Management's Discussion and Analysis or Plan of Operation

          The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in August, 1997. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " '34Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

                                     PART II

Item 6.   Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       ----------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)
3.2               By-Laws of Alpha Holding, Inc. (1)

-----------

(1) Incorporated by referenced from the Form 10-SB filed by the Company on February 7, 2001

          (b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

          In accordance withthe requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 20, 2002                          ALPHA HOLDING, INC.


                                            /s/  Steven L. Siskind
                                            -----------------------------------
                                                 Steven L. Siskind, President