Form 10QSB
period 2002-06-30
ALPHA HOLDING INC/ DE
filed 2002-08-14
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           59-3518707
 ------------------------------                          ----------------------
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


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

As of June 30, 2002, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               ALPHA HOLDING, INC.

                                  JUNE 30, 2002





                                    I N D E X


                                                                       Page No.
                                                                       --------


CONDENSED BALANCE SHEETS                                                 F-2



CONDENSED STATEMENTS OF OPERATIONS                                       F-3



CONDENSED STATEMENTS OF CASH FLOWS                                       F-4



NOTES TO CONDENSED FINANCIAL STATEMENTS                                  F-5



                                  ALPHA HOLDING, INC.

                                CONDENSED BALANCE SHEETS



                                                         (Unaudited)
                                                           June 30,        December 31,
                                                            2 0 0 2          2 0 0 1
                                                           --------         --------

                                        Assets
                                        ------

Current Assets
     Loans receivable - related party                      $    430         $    430
                                                           --------         --------

         Total Assets                                      $    430         $    430
                                                           ========         ========




                       Liabilities and Stockholders' Deficiency
                       ----------------------------------------


Current Liabilities
     Accounts payable and accrued expenses                 $  8,156         $  6,211
     Due to related party                                     4,430             --
                                                           --------         --------

         Total Liabilities                                   12,586            6,211
                                                           --------         --------


Stockholders' Deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                              3,800            3,800
     Paid-in capital                                          5,160            5,160
     Deficit                                                (21,116)         (14,741)
                                                           --------         --------

         Total Stockholders' Deficiency                     (12,156)          (5,781)
                                                           --------         --------

         Total Liabilities and Stockholders' Deficiency    $    430         $    430
                                                           ========         ========


             The accompanying notes are an integral part of the condensed financial statements.

                                          F-2



                                          ALPHA HOLDING, INC.

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



                                               Three Months Ended           Six Months Ended
                                                     June 30,                    June 30
                                             ----------------------     ------------------------
                                             2 0 0 2        2 0 0 1       2 0 0 2        2 0 0 1
                                             -------        -------       -------        -------

Cost and Expenses
     Selling and administrative expenses   $       967    $      --     $     6,375    $      --
                                           -----------    -----------   -----------    -----------



         Operating Loss                           (967)         --           (6,375)          --


Provision For Income Taxes                        --             --            --             --
                                           -----------    -----------   -----------    -----------


         Net Loss                          $      (967)   $      --     $    (6,375)   $      --
                                           ===========    ===========   ===========    ===========




Net loss per share of common stock         $      (.00)   $      (.00)  $      (.00)   $      (.00)
                                           ===========    ===========   ===========    ===========

Weighted average number of common shares
     outstanding                             3,800,000      3,460,490     3,800,000      3,460,490
                                           ===========    ===========   ===========    ===========


                    The accompanying notes are an integral part of the condensed financial statements.

                                                 F-3

                              ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                               Six Months Ended
                                                               ----------------
                                                                    June 30,
                                                                    --------
                                                               2 0 0 2   2 0 0 1
                                                               -------   -------


Cash Flows From Operating Activities
     Net loss                                                 $(6,375)   $  --
     Adjustments to reconcile net loss to net cash used in
             operating activities:
         Accounts payable and accrued expenses                  1,945       --
                                                              -------    -------

Cash Used In Operating Activities                              (4,430)      --
                                                              -------    -------

Cash Flows From Financing Activities
         Due to related party                                   4,430       --
                                                              -------    -------

Cash Provided By Financing Activities                           4,430       --
                                                              -------    -------

Net Change In Cash                                               --         --

Cash - Beginning of period                                       --         --
                                                              -------    -------

Cash - End of period                                          $  --      $    36
                                                              =======    =======


          The accompanying notes are an integral part of the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of American for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

1.   BUSINESS DESCRIPTION - ORGANIZATION

     On August 19, 1997, Alpha Holding, Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company may engage in any business that is permitted by the general corporation law of Delaware. The Company is a "blank check" company. A "blank check" company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

     Due to the Company having no specific business plan or operations, the Company is not a "Development Stage Company" as defined by Generally Accepted Accounting Principles (GAAP), as was reported in the Company's prior financial statements. Therefore, cumulative amounts are not reported on the statements of operations and cash flows.

     On January 11, 2002, the Company signed an agreement to merge with TODTRI Productions, Ltd. (a New York State Corporation). The closing date for this merger has not yet been finalized.

     LIQUIDITY AND CAPITAL RESOURCES

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     The Company is a "blank check" Company and has experienced no significant change in liquidity, capital resources of stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BUSINESS DESCRIPTION - ORGANIZATION (Continued)

     RESULTS OF OPERATIONS

     For the six months and three months ended June 30, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ended June 30, 2002 and 2001.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding for the periods ended June 30, 2002 and 2001.

     USE OF ESTIMATES

     The preparation of the accompanying condensed financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $21,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $8,400 and has been offset by a full valuation allowance. For the three and six months ended June 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $2,550 and $387, respectively.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3.   COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     From August 19, 1997 inception through June 30, 2002, the Company issued 3,800,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2002 were paid by the related company.

     The balance due to the related company, at June 30, 2002 and December 31, 2001 was $4,430 and $-0-, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in August, 1997. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " '34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

                                     PART II


Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -------------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)
3.2               By-Laws of Alpha Holding, Inc. (1)
99.1              Certificate*

---------

*  Filed herewith

(1) Incorporated by referenced from the Form 10-SB filed by the Company on February 7, 2001

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2002                       ALPHA HOLDING, INC.


                                            /s/  Steven L. Siskind
                                            ----------------------------------
                                                 Steven L. Siskind, President