Form 10QSB
period 2002-09-30
ALPHA HOLDING INC/ DE
filed 2002-11-19
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                            59-3518707
------------------------                           -----------------------------
(State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                                  -------------
                           (Issuer's Telephone Number)

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

As of September 30, 2002, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                               ALPHA HOLDING, INC.

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




                                    I N D E X


                                                                    Page No.
                                                                    --------



CONDENSED BALANCE SHEET                                               2



CONDENSED STATEMENTS OF OPERATIONS                                    3



CONDENSED STATEMENTS OF CASH FLOWS                                    4



NOTES TO CONDENSED FINANCIAL STATEMENTS                               5

                               ALPHA HOLDING, INC.


                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)



                                                                   September 30,
                                                                       2 0 0 2
                                                                       -------

                                     Assets
                                     ------

Current Assets
     Loans receivable - related party                                  $    430
                                                                       --------

         Total Assets                                                  $    430
                                                                       ========




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities
     Accounts payable and accrued expenses                             $  6,344
     Due to related party                                                 8,218
                                                                       --------

         Total Liabilities                                               14,562
                                                                       --------


Stockholders' Deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                                          3,800
     Paid-in capital                                                      5,160
     Deficit                                                            (23,092)
                                                                       --------

         Total Stockholders' Deficiency                                 (14,132)
                                                                       --------

         Total Liabilities and Stockholders' Deficiency                $    430
                                                                       ========





                  The accompanying notes are an integral part
                     of the condensed financial statements.



                                                    ALPHA HOLDING, INC.


                                            CONDENSED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                                        -------------                           -------------
                                                  2 0 0 2            2 0 0 1          2 0 0 2            2 0 0 1
                                                  -------            -------          -------            -------

Cost and Expenses

     Selling and administrative expenses        $      1,976      $     3,032       $     8,351       $     3,089
                                                ------------      -----------       -----------       -----------


         Operating Loss                               (1,976)          (3,032)           (8,351)           (3,089)
                                                ------------      -----------       -----------       -----------



         Net Loss                               $     (1,976)     $    (3,032)      $    (8,351)      $    (3,089)
                                                ============      ===========       ===========       ===========





Net loss per share of common stock              $       (.00)     $      (.00)      $      (.00)      $      (.00)
                                                ============      ===========       ===========       ===========

Weighted average number of common shares
     outstanding                                   3,800,000        3,460,490         3,800,000         3,460,490
                                                ============      ===========       ===========       ===========




                                           The accompanying notes are an integral part
                                              of the condensed financial statements.



                              ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)







                                                             Nine Months Ended
                                                               September 30,
                                                          2 0 0 2       2 0 0 1
                                                          -------       -------


Cash Flows From Operating Activities

     Cash Used In Operating Activities                   $(8,218)       $   (36)
                                                         -------        -------

Cash Flows From Financing Activities
         Due to related party                              8,218           --
                                                         -------        -------

Cash Provided By Financing Activities                      8,218           --
                                                         -------        -------

Net Change In Cash                                          --
                                                                            (36)

Cash - Beginning of period                                  --               36
                                                         -------        -------

Cash - End of period                                     $  --          $  --
                                                         =======        =======



                  The accompanying notes are an integral part
                     of the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BUSINESS DESCRIPTION - ORGANIZATION (Continued)

     RESULTS OF OPERATIONS

     For the nine months and three months ended September 30, 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ended September 30, 2002 and 2001.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding for the periods ended September 30, 2002 and 2001.

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

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $23,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $9,200 and has been offset by a full valuation allowance. For the three and nine months ended September 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $790 and $3,340, respectively.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3. COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     From August 19, 1997 inception through September 30, 2002, the Company issued 3,800,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


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

     The balance due to the related company, at September 30, 2002 was $8,218.

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

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)
3.2               By-Laws of Alpha Holding, Inc. (1)
-----------
(1) Incorporated by referenced from the Form 10-SB filed by the Company on February 7, 2001 (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2002                  ALPHA HOLDING, INC.


                                          /S/  Steven L. Siskind
                                          --------------------------------------
                                          Steven L. Siskind, President

                                  CERTIFICATION

I, Steven L. Siskind, certify that:

1.   I have read this quarterly report on Form 10-QSB of Alpha Holding, Inc.;

2. To my knowledge the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of September 30, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 18, 2002

                                              /s/ Steven L. Siskind
                                              ----------------------------------
                                                  Steven L. Siskind, President