Form 10KSB
period 2002-12-31
ALPHA HOLDING INC/ DE
filed 2003-04-15
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________

       Commisison file number

                               ALPHA HOLDING, INC.
                     (Name of small business in its charter)

          Delaware                                                 59-3518707
 ---------------------------                                   ----------------
(State or other jurisdiction                                     (IRS Employer
      of Incorporation)                                        Identification #)

                         515 Madison Avenue, 21st Floor
                         ------------------------------
            Address of Principal Executive Office (street and number)

                            New York, New York 10022
                            ------------------------
                            City, State and Zip Code

Issuer's telephone number:  (212) 755-3636
Securities registered under Section 12(b) of the Act:
Title of each class   N/A
Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $-0-

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,800,000 as of December 31, 2002.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

     Alpha Holding, Inc. (the "Company/Alpha") was incorporated under the laws of the State of Delaware on August 19, 1997. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     As of the end of its fiscal year ending December 31, 2001, the Company was in negotiations with Todtri Productions, Ltd., a New York corporation ("Todtri") engaged in the book publishing business. On January 11, 2002, the Company entered into a Stock Purchase Agreement with Todtri and Todtri's shareholders for the purchase by the Company of all the issued and outstanding shares of Todtri in exchange for issuance of a controlling interest in Alpha to the Todtri shareholders. In November, 2002, by mutual agreement of the Company and Todtri, the Stock Purchase Agrement was terminated.

     Subsequent to termination of the Stock Purchase Agreement with Todtri, the Company has continued to seek and investigate acquisition of businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

Administrative Offices

     The Company currently maintains a mailing address at 515 Madison Avenue, 21st floor, New York, New York 10022. The Company's telephone number there is
(212) 755-3636.

     Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a blank check company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently maintains a mailing address at 515 Madison Avenue, 21st floor, New York, New York 10022, which is the business address of its President. The Company pays no rent for the use of this mailing address. The Company's telephone number is (212) 755-3636. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2002. On January 10, 2002, by written consent of a majority of shareholders, the Company agreed to enter into a stock purchase agreement with Todtri, which agreement was terminated by mutual consent of the parties in November, 2002.


                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 19, 1997. As of December 31, 2002 there were 3,800,000 shares outstanding, and the Company has 34 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company is a blank check company and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $8,960 for its initial capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     As of December 31, 2002, the Company has an accumulated deficit of $25,243. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2003 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.

4. INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $25,000 expiring in the year 2017 through 2022. The tax benefit of this net operating losses is approximately $10,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2002 the valuation allowance increased by $4,200.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                      Age                        Position(s) held
----                      ---                -----------------------------------
John R. Rice, III         59                 President, Chief Executive Officer,
                                             Director
Joseph Ingrassia          44                 Secretary, Chief Financial Officer,
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

Biographical Information

     John R. Rice, III, received a Bachelor of Arts Degree in Liberal Arts from the University of Miami, Miami, FL. in 1964. From 1975 to 1989 he was a principal of John R. Rice Associates, Inc. a New York based business consulting and finance company initially focusing on asset based debt placements , and expanded to include medical equipment lease financing with clients including, among others, Johnson and Johnson Technocare, Division, Seimens Corporation, Picker Corporation, GE Capital, Marine Midland Bank, and various medical equipment-based Limited Partnerships. Mr. Rice became active in organizing, promoting and managing several Limited Partnerships. Mr. Rice is a Founder, Managing Member and principal of Capstone & Company, LLC, a financial service company, and its affiliates. He oversees international marketing of Capstone's programs and services to investors and joint venture partners, and is also responsible for capital formation for the Capstone group of companies.

     Joseph F. Ingrassia, received a Bachelor of Science Degree in Psychology in 1980 from Siena College, Loudonville, NY and an MBA, from Golden Gate University, San Francisco, CA in 1984. From 1984 to 19836 Mr. Ingrassia was a Management Consultant for Coopers & Lybrand, New York, NY, where he participated in advising senior and middle managers of various Fortune Five Hundred companies in strategic and business planning. From 1986 to 1991 he was President of Atlantic Credit Company, Huntsville, Alabama, which specialized in providing residential and commercial mortgage financing for acquisitions and refinancing in Alabama and Tennessee and accounts receivable factoring and financing for government contractors and service business in Northern Alabama. From 1991 to the present Mr. Ingrassia has been a Managing Member of Capstone & Company, LLC and its affiliated entities, and is responsible for banking relationships, client and portfolio management, supervision of due diligence and legal documentation, and accounting and administration for Capstone.

Compliance with Section 16(a) of the Exchange Act.

     John R. Rice, III and Joseph F. Ingrassia, officers and directors of the Company, and beneficial owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time they acquired their ownership in the Company's stock. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before May 15, 2003.

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

Name and                              Number of Shares            Percent of
Address                               Owned Beneficially          Class Owned
--------------------------------------------------------------------------------

Halcyon Equities, Inc.                1,710,000                        45%
515 Madison Avenue, 21st Fl
New York, NY 10022

Madison Holdings, Inc                 1,710,000                        45%
515 Madison Avenue, 21st Fl.
New York, NY 10022

All Directors and                     3,420,000                        90%
Executive officers (2)persons *


* John R. Rice, III and Joseph F. Ingrassia, the Company's officers and directors, are the beneficial owners of the shares by virtue of their being the sole shareholders of Halcyon Equities, inc. and Madison Holdings, Inc., respectively

Changes in Control

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

     Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares at a price of approximately $0.009 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                                 Document
-----------                                 --------

 3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001).

b) The Company filed the following reports on Form 8-K during the fiscal year ended December 31, 2002:

         On November 20, 2002, The Company filed a report on Form 8-K setting forth the termination by mutual consent of the Stock Purchase Agreement for the Company to acquire all of the issued and outstanding shares of Todtri Productions, Inc.

         On March 23, 2003, the Company filed a Form 8-K relating to the following reportable events which occurred during the fiscal year ended December 31, 2002 (i) April 18, 2002 change in control of the Company,
         (ii) March 2, 2002 change in the Company's certified public accountants, and (iii) December 12, 2002 appointments of John R.
         Rice, III as Chief Executive Officer, President and a Director of the Company and Joseph F. Ingrassia as Chief Financial Officer, Secretary and a Director of the Company.

                               ALPHA HOLDING, INC.

                                DECEMBER 31, 2002





                                    I N D E X


                                                                   Page No.
                                                                   --------


INDEPENDENT AUDITORS' REPORT                                         F-2



BALANCE SHEETS                                                       F-3



STATEMENTS OF OPERATIONS                                             F-4



STATEMENTS OF STOCKHOLDERS' DEFICIENCY                               F-5



STATEMENTS OF CASH FLOWS                                             F-6



NOTES TO FINANCIAL STATEMENTS                                        F-7

BRANCH OFFICE                                                 TEL 212-840-2595
20 LEBANON ROAD                                               FAX 212-840-7239
SCARSDALE, NY 10583-7122                                      www.lwccpa.com
914-723-3376

                         Livingston, Wachtell & Co., LLP
                          certified public accountants
                           1140 avenue of the americas
                             new york, ny 10036-5803

LEONARD L. EIGER, C.P.A.                   JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                         THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                       HERBERT H. REYBURN, C.P.A.(1934-1985)
JAMES R. GRIMALDI, C.P.A.                  IRVING ZUCKERMAN, C.P.A. (1965-1985)
LAWRENCE GOLDMAN, C.P.A.



Board of Directors and Stockholders
Alpha Holding, Inc.
New York, N.Y.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of Alpha Holding, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Holding, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/Livingston, Wachtell & Co., LLP

New York, New York
April 11, 2003

                               ALPHA HOLDING, INC.

                                 BALANCE SHEETS



                                                               December 31,
                                                               ------------
                                                            2 0 0 2    2 0 0 1
                                                            -------    -------

                                     Assets
                                     ------

Current assets
     Loans receivable - related party                      $    430         430
                                                           --------    --------

         Total assets                                      $    430    $    430
                                                           ========    ========






                    Liabilities and stockholders' deficiency
                    ----------------------------------------

Current liabilities
     Accrued expenses                                      $  6,100    $  6,211
     Due to related party                                    10,613        --
                                                           --------    --------

         Total liabilities                                   16,713       6,211
                                                           --------    --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued and outstanding 3,800,000 shares              3,800       3,800
     Additional paid-in capital                               5,160       5,160
     Deficit                                                (25,243)    (14,741)
                                                           --------    --------

         Total stockholders' deficiency                     (16,283)     (5,781)
                                                           --------    --------

         Total liabilities and stockholders' deficiency    $    430    $    430
                                                           ========    ========


                   The accompanying notes are an integral part
                         of these financial statements.

                              ALPHA HOLDING, INC.

                            STATEMENTS OF OPERATIONS




                                                        Years Ended December 31,
                                                        ------------------------
                                                         2002           2001
                                                         ----           ----

Cost and expenses
     General and administrative expenses:
        Consulting services                          $      --      $       339
        Edgar filing service fees                          1,191           --
        Legal fees                                         7,861          3,302
        Accounting fees                                    1,300          2,700
        Office supplies                                     --               57
        Printing and reproductions                           150           --
                                                     -----------    -----------

               Total cost and expenses                    10,502          6,398
                                                     -----------    -----------


               Net loss                              $   (10,502)   $    (6,398)
                                                     ===========    ===========



        Loss per common share                        $      (.00)   $      (.00)
                                                     ===========    ===========


        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     3,800,000      3,631,640
                                                     ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.



                                      ALPHA HOLDING, INC.


                            STATEMENTS OF STOCKHOLDERS' DEFICIENCY






                                                COMMON STOCK
                                               $.001 PAR VALUE                  ADDITIONAL
                                          --------------------------             PAID-IN
                                          SHARES              AMOUNT             CAPITAL            DEFICIT
                                          ------              ------             -------            -------

BALANCE - January 1, 2001               3,460,490           $   3,461           $   5,160           $  (8,343)

Common stock issued for services
    rendered August 2001                  339,510                 339                --

     Net loss 2001                           --                  --                  --                (6,398)
                                        ---------           ---------           ---------           ---------
BALANCE - December 31, 2001             3,800,000               3,800               5,160             (14,741)

     Net loss 2002                           --                  --                  --               (10,502)
                                        ---------           ---------           ---------           ---------

BALANCE - December 31, 2002             3,800,000           $   3,800           $   5,160           $ (25,243)
                                        =========           =========           =========           =========



                                  The accompanying notes are an integral part
                                         of these financial statements.





                                      ALPHA HOLDING, INC.

                                     STATEMENTS OF CASH FLOWS




                                                                 Years Ended December 31,
                                                                 ------------------------
                                                                2002                   2001
                                                                ----                   ----


Cash flows from operating activities
     Net loss                                                 $(10,502)               $ (6,398)
        Adjustment to reconcile net loss to net cash
         used in operating activities:
        Common stock issued for consulting services               --                       339
         Accounts payable and accrued expenses
                                                                  (111)                  6,023
                                                              --------                --------

Net cash used in operating activities                          (10,613)                    (36)
                                                              --------                --------

Cash flows from investing activities
     Due to related party                                       10,613                    --
                                                              --------                --------

Net cash provided by investing activities                       10,613                    --
                                                              --------                --------

Net decrease in cash                                              --                       (36)
                                                                (1,122)                 (1,122)


Cash - beginning of year                                          --                        36
                                                              --------                --------

Cash - end of year                                            $   --                  $   --
                                                              ========                ========


                  The accompanying notes are an integral part
                         of these financial statements.

                                      F-6


                               ALPHA HOLDING, INC.

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

     RESULTS OF OPERATIONS

     For the years ended December 31, 2002 and 2001, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

     The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

                               ALPHA HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENTS




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the years ended December 31, 2002 and 2001.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the year by the weighted average number of shares outstanding for the years ended December 31, 2002 and 2001.

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

                               ALPHA HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENTS



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $25,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,000 and has been offset by a full valuation allowance. For the years ended December 31, 2002 and 2001, based on an effective tax rate of 40%, the valuation allowance increased by $4,200 and $2,559, respectively.

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3. COMMON STOCK

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     The Company has issued and outstanding 3,800,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


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

     The balance due to the related company, at December 31, 2002 and 2001was $10,613 and $-0-, respectively.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     April 14, 2003

                                            ALPHA HOLDING, INC.



                               By: /s/  John R. Rice, III
                                   ---------------------------------------------
                                   John R. Rice, III, Chief Executive Officer
                                   President, Director



                                By: /s/  Joseph F. Ingrassia
                                   ---------------------------------------------
                                   Joseph F. Ingrassia, Chief Financial Officer, Director

                                  CERTIFICATION

We, John R. Rice, III and Joseph F. Ingrassia certify that:

1.   We have read this annual report on Form 10-KSB of Alpha Holding, Inc.

2. To our knowledge the information in this report is true in all important respects as of December 31, 2002; and

3. This report contains all information about the company of which we am aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of December 31, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: April 14, 2003
                                          /s/  John R. Rice, III
                                          --------------------------------------
                                          John R. Rice, III, CEO, President


                                          /s/  Joseph F. Ingrassia
                                          --------------------------------------
                                          Joseph F. Ingrassia, CFO