Form 10QSB
period 2003-03-31
ALPHA HOLDING INC/ DE
filed 2003-05-15
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------

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

               Suite 2100, 515 Madison Avenue, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of March 31, 2003, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART 1


Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Exhibit No.         Description
-----------         -----------

   3.1              Articles of Incorporation of Alpha Holding, Inc. (1)

   3.2              By-Laws of Alpha Holding, Inc. (1)

  99.1 Certificate under Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certificate under Section 302 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Incorporated by referenced from the Form 10-SB filed by the Company on February 7, 2001

     (b) The Company filed the following report on Form 8-K during the quarter ended March 31, 2003.

          On March 23, 2003, the Company filed a Form 8-K relating to the following reportable events which occurred during the fiscal year ended December 31, 2002: (i) April 18, 2002 change in control of the Company; (ii) March 2, 2002 change in the Company's certified pubic accountants; (iii) December 12, 2002 appointments of John R. Rice, III as Chief Executive Officer, President and a Director of the Company and Joseph F. Ingrassia as Chief Financial Officer, Secretary and a Director of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2003                          ALPHA HOLDING, INC.


                                            /s/  John R. Rice, III
                                            ----------------------------------
                                                 John R. Rice, III, President

                               ALPHA HOLDING, INC.

                                 MARCH 31, 2003
                                   (UNAUDITED)




                                    I N D E X


                                                                        Page No.




CONDENSED BALANCE SHEET                                                    F-2



CONDENSED STATEMENTS OF OPERATIONS                                         F-3



CONDENSED STATEMENTS OF CASH FLOWS                                         F-4



NOTES TO CONDENSED FINANCIAL STATEMENTS                                    F-5

                               ALPHA HOLDING, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)



                                                                       March 31,
                                                                        2 0 0 3
                                                                        -------

                                     Assets
                                     ------

Current assets
     Loans receivable - related party                                  $    430
                                                                       --------

         Total assets                                                  $    430
                                                                       ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accrued expenses                                                  $  6,965
     Due to related party                                                11,068
                                                                       --------

         Total liabilities                                               18,033
                                                                       --------

Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued and outstanding 3,800,000 shares                          3,800
     Additional paid-in capital                                           5,160
     Deficit                                                            (26,563)
                                                                       --------

         Total stockholders' deficiency                                 (17,603)
                                                                       --------

         Total liabilities and stockholders' deficiency                $    430
                                                                       ========


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                         2003           2002
                                                         ----           ----

Cost and expenses
     General and administrative expenses             $     1,320    $     5,408
                                                     -----------    -----------

               Operating loss                             (1,320)        (5,408)
                                                     -----------    -----------

               Net loss                              $    (1,320)   $    (5,408)
                                                     ===========    ===========


        Loss per common share                        $      (.00)   $      (.00)
                                                     ===========    ===========


        Weighted average common shares outstanding     3,800,000      3,800,000
                                                     ===========    ===========


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Three Months Ended
                                                                March 31,
                                                           2003           2002
                                                           ----           ----



Cash used in operating activities                        $  (455)       $(4,430)
                                                         -------        -------

Cash flows from financing activities
     Due to related party                                    455          4,430
                                                         -------        -------

Cash provided by financing activities                        455          4,430
                                                         -------        -------

Net change in cash                                          --             --
                                                          (1,122)        (1,122)


Cash - beginning of period                                  --             --
                                                         -------        -------

Cash - end of period                                     $  --          $  --
                                                         =======        =======


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BUSINESS DESCRIPTION - ORGANIZATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10 -KSB for the year ended December 31, 2002.

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

     RESULTS OF OPERATIONS

     For the three months ended March 31, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003 and 2002, the Company paid $455 and $-0-, respectively, in income taxes.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2003 and 2002.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $27,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $11,000 and has been offset by a full valuation allowance. For the three months ended March 31, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $528 and $2,163, respectively.

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

     The balance due to the related company, at March 31, 2003 was $11,068.