Form 10QSB
period 2003-06-30
ALPHA HOLDING INC/ DE
filed 2003-07-25
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              59-3518707
         --------                                              ----------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)


               Suite 2100, 515 Madison Avenue, New York, NY 10022
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 755-3636
                            -------------------------
                           (Issuer's Telephone Number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     As of June 30, 2003, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in August, 1997. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)
3.2               By-Laws of Alpha Holding, Inc. (1)

------------------------

(1) Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

     (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                               ALPHA HOLDING, INC.

                                  JUNE 30, 2003
                                   (UNAUDITED)




                                    I N D E X


                                                                      Page No.
                                                                      --------



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

                                  JUNE 30, 2003




                                     Assets
                                     ------

Current assets
     Loans receivable - related party                                  $    430
                                                                       --------

         Total assets                                                  $    430
                                                                       ========




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accrued expenses                                                  $  8,740
     Due to related party                                                12,068
                                                                       --------

         Total Liabilities                                               20,808
                                                                       --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                                          3,800
      Additional paid-in capital                                          5,160
     Deficit                                                            (29,338)
                                                                       --------

         Total stockholders' deficiency                                 (20,378)
                                                                       --------

         Total liabilities and stockholders' deficiency                $    430
                                                                       ========




                 The accompanying notes are an integral part of
                       the condensed financial statements.



                                                          ALPHA HOLDING, INC.

                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)


                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                                ---------------------------             -------------------------
                                                                 2 0 0 3             2 0 0 2           2 0 0 3            2 0 0 2
                                                                 -------             -------           -------            -------



Cost and expenses
     Selling and administrative expenses                       $     2,775        $       967        $     4,095        $     6,375
                                                               -----------        -----------        -----------        -----------


         Operating loss                                             (2,775)              (967)            (4,095)            (6,375)
                                                               -----------        -----------        -----------        -----------


         Net loss                                              $    (2,775)       $      (967)       $    (4,095)       $    (6,375)
                                                               ===========        ===========        ===========        ===========



Loss per common share                                          $      (.00)       $      (.00)       $      (.00)       $      (.00)
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding                       3,800,000          3,800,000          3,800,000          3,800,000
                                                               ===========        ===========        ===========        ===========




                                           The accompanying notes are an integral part of
                                                 the condensed financial statements.
                                                                 F-3




                                        ALPHA HOLDING, INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)







                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               2 0 0 3              2 0 0 2
                                                                               -------              -------


Cash flows from operating activities
     Net loss                                                                  $(4,095)              $(6,375)
     Adjustments to reconcile net loss to net cash used in
             operating activities:
         Accrued expenses                                                        2,640                 1,945
                                                                               -------               -------

Cash used in operating activities                                               (1,455)               (4,430)
                                                                               -------               -------

Cash flows from financing activities
         Due to related party                                                    1,455                 4,430
                                                                               -------               -------

Cash provided by financing activities                                            1,455                 4,430
                                                                               -------               -------

Net change in cash                                                                --                    --

Cash - beginning of period                                                        --                    --
                                                                               -------               -------

Cash - end of period                                                           $  --                 $  --
                                                                               =======               =======



                                The accompanying notes are an integral part of
                                       the condensed financial statements.
                                                     F-4


                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1. BUSINESS DESCRIPTION - ORGANIZATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

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

     RESULTS OF OPERATIONS

     For the six months ended June 30, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2003 and 2002. During the six months ended June, 2003 and 2002, the Company paid $455 and $-0-, respectively, in income taxes.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2003 and 2002.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $29,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,000 and has been offset by a full valuation allowance. For the six months ended June 30, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $1,639 and $2,550, respectively.

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


4. RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2003 and 2002 were paid by the related company.

     The balance due to the related company, at June 30, 2003 was $12,068.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 22, 2003                          ALPHA HOLDING, INC.


                                              /s/ John R. Rice, III
                                              ----------------------------------
                                                  John R. Rice, III, President

                                  CERTIFICATION

We, John R. Rice, III and Joseph F. Ingrassia certify that:

1. We have read this quarterly report on Form 10QSB of Alpha Holding, Inc..

2. To our knowledge, the information in this report is true in all important respects as of June 30, 2003; and

3. This report contains all information about the company of which we are aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of June 30, 2003.

For purposes of this certifications, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: July 22, 2003
                                         /s/ John R. Rice, III
                                             -----------------------------------
                                             John R. Rice, III, President


                                         /s/ Joseph F. Ingrassia
                                             -----------------------------------
                                             Joseph F. Ingrassia, Secretary

         CERTIFICATE UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Rice, III, being the President of Alpha Holding, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date oft his quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 22, 2003


/s/ John R. Rice, III
    ----------------------------
    John R. Rice, III, President