Form 10KSB
period 2003-12-31
ALPHA HOLDING INC/ DE
filed 2004-04-27
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    -----------------



                               ALPHA HOLDING, INC.
                      -------------------------------------
                     (Name of small business in its charter)

             Delaware                000-32307                    59-3518707
 ------------------------------     -----------                 ---------------
(State or other jurisdiction of    (Commission                 (IRS Employer
 Incorporation or organization)    file number.)               Identification #)

                          515 Madison Avenue - 21 Floor
                      -------------------------------------
                     (Address of Principal Executive Office
                               street and number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,800,000 as of March 31, 2004.

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

Forward-Looking Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's business and growth strategies and the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ from those projected in the forward-looking statements.

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

The Company continues to seek and investigate acquisition of businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

     The Company's search will be directed toward small- and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or possibilities.

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

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

     Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. . . However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. . . Otherwise, the Company anticipates that it will consider, among other things, the following factors:

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

Form of Acquisition
-------------------

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

Competition
-----------

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

Administrative Offices
----------------------

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

Employees
---------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003.


                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 19, 1997. As of March 31, 2004, there were 3,800,000 shares outstanding, and the Company has 34 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Results of Operations
---------------------

     As of December 31, 2003, the Company has an accumulated deficit of $34,840. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2004 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.

4. INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $29,000 expiring in the year 2017 through 2022. The tax benefit of this net operating losses is approximately $12,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2003 the valuation allowance increased by $3,839.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                              Age               Position(s) held
----                              ---               ----------------
John R. Rice III                  60                President, Chief Executive
Officer, Director

Joseph F. Ingrassia               45                Secretary, Chief Financial
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

Biographical Information
------------------------

     John R. Rice III, received a Bachelor of Arts Degree in Liberal Arts from the University of Miami, Miami, FL. in 1964. From 1975 to 1989, he was a principal of John R. Rice Associates, Inc., a New York-based business consulting and finance company that initially focused on asset-based debt placements and expanded to include medical equipment lease financing with clients including, among others, Johnson & Johnson Technocare, Division, Seimens Corporation, Picker Corporation, GE Capital, Marine Midland Bank, and various medical equipment-based Limited Partnerships. Mr. Rice became active in organizing, promoting and managing several Limited Partnerships. Mr. Rice is a Founder, Managing Member and principal of Capstone & Company, LLC, a financial service company, and its affiliates. He oversees international marketing of Capstone's programs and services to investors and joint venture partners, and is also responsible for capital formation for the Capstone group of companies.

     Joseph F. Ingrassia, received a Bachelor of Science Degree in Psychology in 1980 from Siena College, Loudonville, NY, and an MBA from Golden Gate University, San Francisco, CA, in 1984. From 1984 to 19836, Mr. Ingrassia was a Management Consultant for Coopers & Lybrand, New York, NY, where he participated in advising senior and middle managers of various Fortune 500 companies in strategic and business planning. From 1986 to 1991, he was President of Atlantic Credit Company, Huntsville, Alabama, which specialized in providing residential and commercial mortgage financing for acquisitions and refinancing in Alabama and Tennessee and accounts receivable factoring and financing for government contractors and service business in northern Alabama. From 1991 to the present, Mr. Ingrassia has been a Managing Member of Capstone & Company, LLC and its affiliated entities, and is responsible for banking relationships, client and portfolio management, supervision of due diligence and legal documentation, and accounting and administration for Capstone.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     John R. Rice III and Joseph F. Ingrassia, officers and directors of the Company, and beneficial owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time they acquired their ownership in the Company's stock. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before May 15, 2003.

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

Name and                              Number of Shares            Percent of
Address                               Owned Beneficially          Class Owned
--------------------------------------------------------------------------------

Halcyon Equities, Inc. . .             1,710,000                     45%
515 Madison Avenue - 21 Fl.
New York, NY 10022

Madison Holdings, Inc                 1,710,000                      45%
515 Madison Avenue - 21 Fl.
New York, NY 10022

All Directors and                     3,420,000                      90%
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

Conflicts of Interest
---------------------

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

     Company management and the other principal shareholders of the Company intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares at a price of approximately $0.009 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.
-----------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001.

            (b) The Company filed no reports on Form 8-K during the last quarter of fiscal year ended December 31, 2003:

14.1        Code of Ethics

31.1        Certification Under Section 302 of the Sarbanes-Oxley Act of
            2002

32.1        Certification Under Section 906 of the Sarbanes-Oxley Act of
            2002

     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     April 21, 2004

                                            ALPHA HOLDING, INC.



                                            By:  /s/  John R. Rice III
                                               --------------------------------
                                                      John R. Rice III, CEO,
                                                      President, Director



                                            By:  /s/  Joseph F. Ingrassia
                                               --------------------------------
                                                      Joseph F. Ingrassia, CFO,
                                                      Director

                               ALPHA HOLDING, INC.

                                DECEMBER 31, 2003
                                 (NOT REVIEWED)




                                    I N D E X


                                                                        Page No.



CONDENSED BALANCE SHEET                                                     2



CONDENSED STATEMENTS OF OPERATIONS                                          3



CONDENSED STATEMENTS OF CASH FLOWS                                          4



NOTES TO CONDENSED FINANCIAL STATEMENTS                                     5



                                 ALPHA HOLDING, INC.

                               CONDENSED BALANCE SHEET
                                   (NOT REVIEWED)

                                  DECEMBER 31, 2003


                                                          Years Ended     December 31
                                                             2003            2002
                                                             ----            ----
                                       Assets
                                       ------
Current assets
     Loans receivable - related party                      $    430        $    430
                                                           --------        --------

         Total assets                                      $    430        $    430
                                                           ========        ========




Liabilities and Stockholders' Deficiency
----------------------------------------

Current liabilities
     Accounts payable/Accrued expenses                     $ 10,892        $  6,100
     Due to related party                                    15,418          10,613
                                                           --------        --------

         Total Liabilities                                   26,310          16,713
                                                           --------        --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                              3,800           3,800
      Additional paid-in capital                              5,160           5,160
     Deficit                                                (34,840)        (25,243)
                                                           --------        --------

         Total stockholders' deficiency                     (25,880)        (16,283)
                                                           --------        --------

         Total liabilities and stockholders' deficiency    $    430        $    430
                                                           ========        ========


                   The accompanying notes are an integral part of
                         the condensed financial statements.

                                          2

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (NOT REVIEWED)



                                                      Years Ended December 31,
                                                      ------------------------
                                                       2 0 0 3        2 0 0 2
                                                       -------        -------

Cost and expenses
     General and administrative expenses
           Edgar filing service fees                $     1,087     $     1,191
           Legal fees                                     2,810           7,861
           Accounting fees                                5,700           1,300
           Printing and reproductions                       150

         Total cost and expenses                    $     9,597     $    10,502
                                                    ===========     ===========

         Net loss                                   $    (9,597)    $   (10,502)
                                                    ===========     ===========

Loss per common share                               $      (.00)    $      (.00)
                                                    ===========     ===========

Weighted average common shares outstanding            3,800,000       3,800,000
                                                    ===========     ===========


                   The accompanying notes are an integral part of
                         the condensed financial statements.



                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (NOT REVIEWED)



                                                            Years Ended December 31,
                                                              2 0 0 3     2 0 0 2
                                                              -------     -------

Cash flows from operating activities
     Net loss                                                $ (9,597)   $(10,502)
     Adjustments to reconcile net loss to net cash
             used in operating activities:
         Accrued expenses                                       4,792        (111)
                                                             --------    --------

Net cash used in operating activities                          (4,805)    (10,613)
                                                             --------    --------

Cash flows from investing activities
         Due to related party                                   4,805      10,613
                                                                         --------

Net cash provided by investing activities                       4,805      10,613

Net change in cash                                               --          --

Cash - beginning of period                                       --          --
                                                             --------    --------

Cash - end of period                                         $   --      $   --
                                                             ========    ========


                   The accompanying notes are an integral part of
                         the condensed financial statements.

                                       4

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)



1.   BUSINESS DESCRIPTION - ORGANIZATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the year ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

     RESULTS OF OPERATIONS

     For the years ended December 31, 2003 and 2002, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2003 and 2002. During the years ended December 31, 2003 and 2002, the Company paid $455 and $-0-, respectively, in income taxes.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2003 and 2002.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $29,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,000 and has been offset by a full valuation allowance. For the years ended December 31, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $3,839 and $4,200, respectively.

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

     The balance due to the related company, at December 31, 2003 was $15,418.