Form 10QSB
period 2004-03-31
ALPHA HOLDING INC/ DE
filed 2004-05-27
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2004

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

     As of March 31, 2004, the Issuer had 3,800,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               ALPHA HOLDING, INC.

                                 MARCH 31, 2004
                                 (NOT REVIEWED)




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

                                 MARCH 31, 2004




                                     Assets
                                     ------

Current assets
     Loans receivable - related party                                  $    430
                                                                       --------

         Total assets                                                  $    430
                                                                       ========




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable/Accrued expenses                                 $ 14,541
     Due to related party                                                16,019
                                                                       --------

         Total Liabilities                                               30,560
                                                                       --------


Stockholders' deficiency
     Common stock  - $.001 par value,
         authorized 10,000,000 shares,
         issued 3,800,000 shares                                          3,800
     Additional paid-in capital                                           5,160
     Deficit                                                            (39,090)
                                                                       --------

         Total stockholders' deficiency                                 (30,560)
                                                                       --------

         Total liabilities and stockholders' deficiency                $    430
                                                                       ========


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (NOT REVIEWED)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                      2 0 0 4         2 0 0 3
                                                    -----------     -----------



Cost and expenses
     Selling and administrative expenses            $     4,250     $     1,320
                                                    -----------     -----------

                                                         (4,250)         (1,320)
         Operating loss



         Net loss                                   $    (4,250)    $    (1,320)
                                                    ===========     ===========



Loss per common share                               $      (.00)    $      (.00)
                                                    ===========     ===========

Weighted average common shares outstanding            3,800,000       3,800,000
                                                    ===========     ===========




                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (NOT REVIEWED)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            2 0 0 4     2 0 0 3
                                                            -------     -------

Cash flows from operating activities
     Net loss                                               $(4,250)    $(1,320)
     Adjustments to reconcile net loss to net cash
            used in operating activities:
         Accrued expenses                                     3,649         865
                                                            -------     -------

Cash used in operating activities                              (601)       (455)
                                                                        -------

Cash flows from financing activities
         Due to related party                                   601         455
                                                                        -------


Cash provided by financing activities                         4,250       1,320
                                                                        -------

Net change in cash                                             --          --

Cash - beginning of period                                     --          --
                                                            -------     -------

Cash - end of period                                        $  --       $  --
                                                            =======     =======


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


1.   BUSINESS DESCRIPTION - ORGANIZATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

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

     RESULTS OF OPERATIONS

     For the three months ended March 31, 2004 and 2003, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004 and 2003, the Company paid $-0- and $-0-, respectively, in income taxes.

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

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2004 and 2003.

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

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $29,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,000 and has been offset by a full valuation allowance. For the three months ended March 31, 2004 and 2003, based on an effective tax rate of 40%, the valuation allowance increased by $3,230 and $4,656, respectively.

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


4.   RELATED PARTY TRANSACTIONS

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2004 and 2003 were paid by the related company.

     The balance due to the related company, at March 31, 2004 was $16,019.

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


                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------

3.1            Articles of Incorporation of Alpha Holding, Inc. (1)
3.2            By-Laws of Alpha Holding, Inc. (1)
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2004                     ALPHA HOLDING, INC.


                                        /s/ John R. Rice, III
                                        ---------------------
                                        John R. Rice, III, President



                                        /s/ Joseph F. Ingrassia
                                        -----------------------
                                        Joseph F. Ingrassia, Secretary