Form 10QSB
period 2004-06-30
ALPHA HOLDING INC/ DE
filed 2004-08-23
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                   Form 10-QSB

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2004

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


     Suite 205, 9977-178 Street, bldg #74, Edmonton, Alberta Canada T5T 6J6
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (780) 445-8769
                            -------------------------
                           (Issuer's Telephone Number)

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

     As of June 30, 2004, the Issuer had 8,330,000 shares of Common Stock, par value $.001 per share, issued and outstanding.


Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                               ALPHA HOLDING, INC.

                                  JUNE 30, 2004
                                   (UNAUDITED)




                                    I N D E X


                                                                 Page No.
                                                                ----------


CONDENSED BALANCE SHEET                                              2



CONDENSED STATEMENTS OF OPERATIONS                                  3



CONDENSED STATEMENTS OF CASH FLOWS                                  4



NOTES TO CONDENSED FINANCIAL STATEMENTS                             5

                               ALPHA HOLDING, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2004


                                                                            Three Months Ended
                                                                 June 30
                                                                                            2004
                                                                          2003
                                                                                            ------
                                                                         ------

                                     Assets
                                    --------

Current assets
     Loans receivable - related party                            $       430       $       430
                                                                 -----------       -----------
Total assets                                                     $       430       $       430
                                                                 =======           =======




                    Liabilities and Stockholders' Deficiency
                ------------------------------------------------

Current liabilities
     Accounts payable/Accrued expenses                           $   16,731        $     8,740
     Due to related party                                           18,920                12,068
                                                                 ------------       ------------

Total Liabilities                                                   35,651           20,808
                                                                 ------------      ------------


Stockholders' deficiency
     Common stock  - $.001 par value
         10,000,000 shares authorized
         issued 8,330,000 shares in 2004
         and 3,800,000 in 2003                                       8,330             3,800
     Additional paid-in capital                                       5,160             5,160
     Deficit                                                        (48,711)          (29,338)
                                                                 ------------      ------------

Total stockholders' deficiency                                      (35,221)          (20,378)
                                                                 ------------       ------------

Total liabilities and stockholders' deficiency                   $       430       $       430
                                                                 =======           =======



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Three Months June 30,
                                                                2 0 0 4          2 0 0 3
                                                                ---------        -------

Cost and expenses
     General and administrative expenses                $         2,901       $       2,775

Total cost and expenses                                 $         2,901       $       2,775
                                                                =========        =========
     Operating loss

Net loss                                                $        (2,901)      $     (2,775)
                                                               =========          =========

Loss per common share                                   $           (.00)     $
(.00)
                                                               =========        =========

Weighted average common shares outstanding                      8,330,000         3,800,000
                                                               =========        =========







                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Six Months Ended June30,
                                                                                            2 0 0 4       2 0 0 3
                                                                                            --------      --------

Cash flows from operating activities
     Net loss                                                                       $      (7,151)        $(4,095)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Accrued expenses                                                                       3,649           2,640
                                                                                        ---------- ---
-------------

Net cash used in operating activities                                                      (3,502)         (1,455)
                                                                                        --------------
--------------
Cash flows from financing activities
      Due to related party                                                                  3,502           1,455
                                                                                             --------------
--------------

Net cash provided by financing activities                                                   7,151           1,455

Net change in cash                                                                             --              --

Cash - beginning of period                                                                     --   --
                                                                                        --------------
--------------

Cash - end of period                                                                $         --          $    --
                                                                                             ==================







                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)



1. BUSINESS DESCRIPTION - ORGANIZATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

    On August 19, 1997, Alpha Holding, Inc. (the "Company") was incorporated under the laws of the State of Delaware. The Company may engage in any business that is permitted by the general corporation law of Delaware. The Company is a "blank check" company. A "blank check" company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has entered into negotiations to acquire a privately held company in exchange for issuance of a controlling interest of the Company's stock. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

     RESULTS OF OPERATIONS

    For the six months ended June 30, 2004 and 2003, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

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



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2004 and 2003. During the six months ended June, 2004 and 2003, the Company paid $-0- and $455 respectively, in income taxes.

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

     LOSS PER COMMON SHARE

    Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2004 and 2003.

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

    The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carry forward of approximately $29,000 expiring in the years 2017 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,000 and has been offset by a full valuation allowance.




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

    For the six months ended June 30, 2004 and 2003, based on an effective tax rate of 40%, the valuation allowance increased by $2,860 and $1,639, respectively.

    The use of net operating loss carry forward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.

3. COMMON STOCK

    The Company is authorized to issue 10,000,000 shares of par value $.001 common stock. The Company has issued and outstanding 8,330,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


4. RELATED PARTY TRANSACTIONS

    The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2004 and 2003 were paid by the related company.

    The balance due to the related company, at June 30 was $18,920.

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



ITEM 3.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.




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


                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------

3.1 Articles of Incorporation of Alpha Holding, Inc. (1)
3.2 By-Laws of Alpha Holding, Inc. (1)
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

(b) b) The Company filed the following report on Form 8-K during the quarter ended June 30, 2004.

          On June 9, 2004, the Company filed a Form 8-K relating to the following reportable events: (i) On May 12, 2004 Madison Holdings, Inc. sold 1,260,000 restricted shares of common stock constituting approximately 33% of the Registrants issued and outstanding common stock as follows: 840,000 of the shares were sold to Sea Horse International Ventures, Inc. and 420,000 shares were sold to Graham Millington. The aggregate purchase price for the shares was $50,000. On May 12,
2004 the Registrant issued 3,020,000 restricted common shares for Sea Horse International Ventures, Inc. and 1,510,000 restricted common shares to Graham Millington. As a result of the sale and stock issuance, Sea Horse owns a total of 3,860,000 of Registrant's common stock constituting approximately 46% of the Company's issued and outstanding shares and Graham Millington owns 1,930,000 shares of the Company's issued and outstanding shares constituting approximately 23% of the Company's issued and outstanding shares. (ii) On May 12,2004, John R. Rice, III and Joseph F. Ingrassia resigned as officers and directors of Registrant and the following were appointed as Officers and Directors of the Registrant. (iii) the new officers and directors are Rodney Koch, Chairman and Director; Graham Millington, President and Chief Executive Officer and Director; Wayne Izumi Secretary and Director.





     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2004                     ALPHA HOLDING, INC.


                                           /s/ Graham J. Millington
                                             ---------------------
                                           Graham J. Millington, President &
                                           C.E.O.



                                           /s/ Rodney Koch
                                           -----------------------
                                           Rodney Koch, Chairman

EXHIBIT 31.1


                     Alpha Holdings SEC Form 10-QSB 06-30-04

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham J. Millington, being the President of Alpha Holding Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2004.

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

Dated: August 17, 2004


/s/ Graham J. Millington
----------------------------
Grham J. Millington, President

Exhibit 31.2

                     Alpha Holdings SEC Form 10-QSB 06-30-04

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rodney Koch, being Chairman of Alpha Holding Inc.
certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2004.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Alpha Holdings, Inc. on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, we Graham J. Millington, President of the Company and Rodney Koch, Chairman of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report complies with the requirements of section 12(a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


August 17, 2004


/s/ Graham J. Millington
-----------------------------------------
Graham J. Millington, President



/s/ Rodney Koch
-----------------------------------------
Rodney Koch, Chairman