Form 10QSB/A
period 2004-06-30
ALPHA HOLDING INC/ DE
filed 2004-08-24
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION (2)

                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                  -------------

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For Quarter ended June 30, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     -----------------    ----------------

                           Commission File No 0-32307

                               ALPHA HOLDING, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           59-3518707
            --------                                           ----------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)


                      Suite 205, 9977-178 Street, bldg #74,
                        Edmonton, Alberta Canada T5T 6J6
                      -------------------------------------
                    (Address of principal executive offices)

                                 (780) 445-8769
                                 --------------
                           (Issuer's Telephone Number)

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

Item 1. Financial Statements and Exhibits
-----------------------------------------

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




                               ALPHA HOLDING, INC.

                                  JUNE 30, 2004
                                   (UNAUDITED)




                                    I N D E X
                                    ---------


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

                               ALPHA HOLDING, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2004


                                                       Three Months Ended June 30
                                                         2004                2003
                                                   ----------------    ----------------

                                     Assets
                                     ------

Current assets
     Loans receivable - related party              $           430     $           430
                                                   ----------------    ----------------

Total assets                                       $           430     $           430
                                                   ================    ================



                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable/Accrued expenses             $        16,731     $         8,740
     Due to related party                                   18,920              12,068
                                                   ----------------    ----------------

Total Liabilities                                           35,651              20,808
                                                   ----------------    ----------------


Stockholders' deficiency
     Common stock  - $.001 par value
         10,000,000 shares authorized
         issued 8,330,000 shares in 2004
         and 3,800,000 in 2003                               8,330               3,800
     Additional paid-in capital                              5,160               5,160
     Deficit                                               (48,711)            (29,338)
                                                   ----------------    ----------------

Total stockholders' deficiency                             (35,221)            (20,378)
                                                   ----------------    ----------------

Total liabilities and stockholders' deficiency     $           430     $           430
                                                   ================    ================



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months June 30,
                                                  2 0 0 4           2 0 0 3
                                               --------------    --------------

Cost and expenses
     General and administrative expenses       $       2,901     $       2,775

Total cost and expenses                        $       2,901     $       2,775
                                               ==============    ==============
     Operating loss

Net loss                                       $      (2,901)    $      (2,775)
                                               ==============    ==============

Loss per common share                          $        (.00)    $        (.00)
                                               ==============    ==============

Weighted average common shares outstanding         8,330,000         3,800,000
                                               ==============    ==============




















                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                  Six Months Ended June 30,
                                                  2 0 0 4           2 0 0 3
                                               --------------    --------------

Cash flows from operating activities
     Net loss                                  $      (7,151)    $      (4,095)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Accrued expenses                                  3,649             2,640
                                               --------------    --------------

Net cash used in operating activities                 (3,502)           (1,455)
                                               --------------    --------------
Cash flows from financing activities
     Due to related party                              3,502             1,455
                                               --------------    --------------

Net cash provided by financing activities              7,151             1,455

Net change in cash                                        --                --

Cash - beginning of period                                --                --
                                               --------------    --------------

Cash - end of period                           $          --     $          --
                                               ==============    ==============















                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               ALPHA HOLDING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (NOT REVIEWED)


1.   BUSINESS DESCRIPTION - ORGANIZATION
----------------------------------------

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

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

     RESULTS OF OPERATIONS
     ---------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

     STATEMENT OF CASH FLOWS
     -----------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2004 and 2003. During the six months ended June, 2004 and 2003, the Company paid $-0- and $455 respectively, in income taxes.

     START-UP COSTS
     --------------

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.

     LOSS PER COMMON SHARE
     ---------------------

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2004 and 2003.

     USE OF ESTIMATES
     ----------------

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

     SIGNIFICANT ESTIMATES
     ---------------------

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

     INCOME TAXES
     ------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------

     INCOME TAXES (Continued)
     ------------------------

     For the six months ended June 30, 2004 and 2003, based on an effective tax rate of 40%, the valuation allowance increased by $2,860 and $1,639, respectively.

     The use of net operating loss carry forward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.


3.   COMMON STOCK
-----------------

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock. The Company has issued and outstanding 8,330,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.


4.   RELATED PARTY TRANSACTIONS
-------------------------------

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2004 and 2003 were paid by the related company.

     The balance due to the related company, at June 30 was $18,920.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Plan of Operation
-----------------

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

Forward-Looking Statements
--------------------------

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


                                     PART II
                                     -------

Item 6. Exhibits and reports on Form 8-K
----------------------------------------

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

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 17, 2004                    ALPHA HOLDING, INC.
       ----------------                    -------------------


                                           /s/ Graham J. Millington
                                           -----------------------------------
                                           Graham J. Millington, President &
                                           C.E.O.



                                           /s/ Rodney Koch
                                           -----------------------------------
                                           Rodney Koch, Chairman