Form 10QSB
period 2004-09-30
SEA SUN CAPITAL CORP
filed 2004-11-22
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter ended September 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------

                           Commission File No 0-32307


                           SEA SUN CAPITAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           59-3518707
            --------                                           ----------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)


               424 Brookmill Rd., Oakville, Ontario L6J 5K5 Canada
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 844-3680
                           ---------------------------
                           (Issuer's Telephone Number)

                               ALPHA HOLDING, INC.
      Suite 205, 9977 - 178 St. Bldg. #14, Edmonton, Alberta T5T 6J6 Canada
      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of November 15, 2004, the issuer had 8,330,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

Item 1.  Financial Statements and Exhibits
------------------------------------------

(a) The unaudited financial statements of Registrant for the nine months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.







                           SEA SUN CAPITAL CORPORATION
                           ---------------------------
                               SEPTEMBER 30, 2004
                                   (unaudited)




                                    I N D E X
                                    ---------


                                                                      Page No.
                                                                      --------



CONDENSED BALANCE SHEET                                                  F-2

CONDENSED STATEMENTS OF OPERATIONS                                       F-3

CONDENSED STATEMENTS OF CASH FLOWS                                       F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS                               F-5 - F-8

                           SEA SUN CAPITAL CORPORATION
                             CONDENSED BALANCE SHEET
                                (unaudited) AS OF
                               SEPTEMBER 30, 2004

                                     Assets
                                     ------

Current assets
     Loans receivable - related party                           $           430
     Inventory                                                            4,530
                                                                ----------------

         Total assets                                           $         4,960
                                                                ================

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accounts payable/Accrued expenses                          $         9,842
     Due to related party                                                33,077
                                                                ----------------

         Total Liabilities                                      $        42,919
                                                                ----------------
Stockholders' deficiency
   Preferred stock  - $. 001 par value,
         authorized 50,000,000 shares,
         issued 0 shares                                                      0

Common stock  - $.001 par value,
         authorized 100,000,000 shares,
         issued 8,330,000 shares                                          8,330
     Additional paid-in capital                                           5,160
     Deficit                                                            (51,449)
                                                                ----------------

         Total stockholders' deficiency                                 (37,959)
                                                                ----------------

         Total liabilities and stockholders' deficiency         $         4,960
                                                                ================






          The accompanying notes are an integral part of the condensed financial statements.

                           SEA SUN CAPITAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                    -------------                      -------------
                                               2 0 0 4          2 0 0 3           2 0 0 4          2 0 0 3
                                           --------------   --------------    --------------   --------------


Cost and expenses
   Selling and administrative expenses     $      12,102    $       1,731     $      19,559    $       5,826
                                           --------------   --------------    --------------   --------------

   Operating loss                                (12,102)          (1,731)          (19,559)          (5,826)


Net loss                                   $     (12,102)   $      (1,731)    $     (19,559)   $      (5,826)
                                           ==============   ==============    ==============   ==============

Loss per common share                      $        (.00)   $        (.00)    $        (.00)   $        (.00)
                                           ==============   ==============    ==============   ==============

Weighted average common
shares outstanding                             8,300,000        3,800,000         8,300,000        3,800,000
                                           ==============   ==============    ==============   ==============





















          The accompanying notes are an integral part of the condensed financial statements.

                           SEA SUN CAPITAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Nine Months Ended September 30
                                                               2 0 0 4           2 0 0 3
                                                           --------------    --------------


Cash flows from operating activities
     Net loss                                              $     (19,559)    $      (5,826)
     Adjustments to reconcile net loss
         to net cash used in  operating activities:
     Changes in operating assets and liabilities-
         Accrued expenses                                          7,420             3,270
                                                           --------------    --------------

Cash used in operating activities                                (12,139)           (2,556)
                                                           --------------    --------------

Cash flows from financing activities
         Due to related party                                     12,139             2,556
                                                           --------------    --------------

Cash provided by financing activities                             12,139             2,556
                                                           --------------    --------------

Net change in cash                                                    --                --

Cash - beginning of period                                            --                --
                                                           --------------    --------------

Cash - end of period                                       $          --     $          --
                                                           ==============    ==============














          The accompanying notes are an integral part of the condensed financial statements.

                          SEA SUN CAPITAL CORPORATION.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BUSINESS DESCRIPTION - ORGANIZATION
     -----------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

     On August 19, 1997, Alpha Holding, Inc. (the "Company") was incorporated under the laws of the State of Delaware. A name change to Sea Sun Capital Corporation was effected September 29, 2004. The Company may engage in any business that is permitted by the general corporation law of Delaware. The Company is a "blank check" company. A "blank check" company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

                          SEA SUN CAPITAL CORPORATION.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BUSINESS DESCRIPTION - ORGANIZATION (CONT'D)
     --------------------------------------------

     RESULTS OF OPERATIONS
     ---------------------

     For the nine months ended September 30, 2004 and 2003, the Company had engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional fees.

     The Company is seeking to carry out its plan of business to complete a merger or business acquisition transaction. The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     STATEMENT OF CASH FLOWS
     -----------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2003 and 2002, the Company paid $0 in income taxes.

     START-UP COSTS
     --------------

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.The start-up costs consist principally of professional and consulting fees.

     LOSS PER COMMON SHARE
     ---------------------

     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the nine months ended September 30, 2004 and 2003.

                          SEA SUN CAPITAL CORPORATION.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
     ---------------------------------------------------

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

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $32,000 expiring in the years 2017 through 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,800and has been offset by a full valuation allowance. .

     The use of net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of the change in control.

                          SEA SUN CAPITAL CORPORATION.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


3.   COMMON STOCK
     ------------

     The Company is authorized to issue 100,000,000 shares of par value $.001 common stock and 50,000,000 of preferred stock with a $ .001 par value.

     The Company has issued and outstanding 8,330,000 shares of common stock that have been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued. No preferred stock has been issued.

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The caption "Due to related Company" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2004 and 2003 were paid by related companies. The balance due to the related company, at September 30, 2004 was $33,077.

5.   NAME CHANGE
     -----------

     On September 29, 2004 the name Alpha Holding, Inc. was changed to Sea Sun Capital Corporation. At the same time the authorized common stock was increased from 10,000,000 to 100,000,000 shares and a new class of 50,000,000 preferred shares was created. These changes became effective on that date with the filing of the Certificate of Amendment of the Certificates of Incorporation with the Delaware Secretary of State.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in August, 1997. The costs and expenses associated with the preparation and filing of this document and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the `34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation
-----------------

     The Company has entered into negotiations to acquire a privately held company in exchange for issuance of a controlling interest in the Company's common stock. In the event that negotiations are not concluded successfully, then during the next twelve months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be through a private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Item 3.  Controls and Procedures
--------------------------------

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer , of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                     -------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1               Articles of Incorporation of Alpha Holding, Inc. (1)

3.2               By-Laws of Alpha Holding, Inc. (1)

31.1              Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002

31.2              Certification under Section 302 of the Sarbanes-Oxley Act of
                  2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------

(1) Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

     (b) The Company did not file any reports on Form 8-K filed during the quarter ended September 30, 2004



                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 22, 2004                       SEA SUN CAPITAL CORPORATION


                                                /s/ Graham Millington
                                                --------------------------------
                                                Graham Millington, President


                                                /s/ Rodney Koch
                                                --------------------------------
                                                Rodney Koch, Chairman