Form 10KSB/A
period 2003-12-31
SEA SUN CAPITAL CORP
filed 2005-02-23
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSBA


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   -----------------    -----------------



                               ALPHA HOLDING, INC.
                      -------------------------------------
                     (Name of small business in its charter)

           Delaware                        000-32307              59-3518707
 ------------------------------            ---------              ----------
(State or other jurisdiction of          (Commission             (IRS Employer
 Incorporation or organization)          file number.)         Identification #)

                          515 Madison Avenue - 21 Floor
                      -------------------------------------
                     (Address of Principal Executive Office
                               street and number)

                            New York, New York 10022
                            ------------------------
                            City, State and ZIP Code

Issuer's telephone number:  (212) 755-3636
                            --------------

Securities registered under Section 12(b) of the Act:

Title of each class   N/A
                      ---

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

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

Forward-Looking Statements
--------------------------

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


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

General
-------

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


ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

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


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2003.


                                     Part II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

     There has been no established public trading market for the Company's securities since its inception on August 19, 1997. As of March 31, 2004, there were 3,800,000 shares outstanding, and the Company has 34 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

Need for Additional Financing
-----------------------------

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


ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

4. INCOME TAXES
---------------

     The Company has a Federal net operating loss carryforward of approximately $29,000 expiring in the year 2017 through 2022. The tax benefit of this net operating losses is approximately $12,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2003 the valuation allowance increased by $3,839.


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     There have been no changes in or disagreements with accountants on accounting matters or financial disclosure.

                                    Part III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

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


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

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
Executive officers
(2)persons *

* John R. Rice, III and Joseph F. Ingrassia, the Company's officers and directors, are the beneficial owners of the shares by virtue of their being the sole shareholders of Halcyon Equities, Inc. and Madison Holdings, Inc., respectively

Changes in Control
------------------

     A change in control of the Company will probably occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of stock of the company, membership of the board of directors. The extent of any such change or control in ownership or board composition cannot be predicted at this time.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Indemnification of Officers and Directors
-----------------------------------------

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

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


                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   February 14, 2005

                                        ALPHA HOLDING, INC.
                                        now known as Sea Sun Capital Corporation



                                        By: /s/  Graham Millington
                                            ------------------------------------
                                            Graham Millington, CEO,
                                            President, Chief Executive Officer,
                                            Director



                                        By:  /s/  Wayne Izumi
                                            ------------------------------------
                                            Wayne Izumi, Secretary, Treasurer
                                            and Director

                               ALPHA HOLDING, INC.

                              FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2003

                               ALPHA HOLDING, INC.

                              Financial Statements

                                December 31, 2003


                                    Contents
                                    --------

Report of Independent Registered Public Accounting Firm......................2

Financial Statements

Balance Sheets ..............................................................3
Statements of Operations.....................................................4
Statements of Changes in Stockholders' Deficiency ...........................5
Statements of Cash Flows.....................................................6
Notes to Financial Statements .............................................7-9

C h i l d ,   S u l l i v a n   &   C o m p a n y
A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
1284 W. Flint Meadow Dr., Ste. D, Kaysville, UT, 84037
                                            Ph.  801-927-1337, Fax  801-927-1344




             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors and Shareholders
Alpha Holding, Inc.

We have audited the balance sheet of Alpha Holding, Inc. (the Company) as of December 31, 2003, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alpha Holding, Inc. as of and for the year ended December 31, 2002 were audited by another auditor whose report, dated April 11, 2003, expressed an unqualified opinion with a going concern paragraph on those statements.

We conducted our audit in accordance with generally accepted auditing standards as established by the AICPA's Auditing Standards Board and in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses since inception and has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Sullivan & Company
Kaysville, Utah
October 18, 2004

                               ALPHA HOLDING, INC

                                 BALANCE SHEETS


                                                                 Years Ended
                                                                 December 31,
                                                            2003               2002
                                                     ----------------    ----------------
ASSETS

Current assets:
   Loans receivable - related party                  $           430     $           430
                                                     ----------------    ----------------
Total assets                                         $           430     $           430
                                                     ================    ================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses             $         2,422     $         6,100
   Due to related party                                       20,938              10,613
                                                     ----------------    ----------------
      Total liabilities                                       23,360              16,713

Shareholders' deficiency:
   Common stock; $.001 par value, authorized
      10,000,000 shares, issued 3,800,000 shares               3,800               3,800
   Additional paid-in capital                                  5,160               5,160
   Deficit                                                   (31,890)            (25,243)
                                                     ----------------    ----------------
      Total shareholders' deficiency                         (22,930)            (16,283)
                                                     ----------------    ----------------
Total liabilities and shareholders' deficiency       $           430     $           430
                                                     ================    ================






















               See accompanying notes to the financial statements.

                               ALPHA HOLDING, INC.

                            STATEMENTS OF OPERATIONS


                                                  Years Ended December 31,
                                                  2003                2002
                                            ----------------    ----------------

Revenue                                     $             -     $             -

Expenses:
   Edgar filing service fees                          1,087               1,191
   Legal fees                                         3,160               7,861
   Accounting fees                                    2,400               1,300
   Printing and reproduction                              -                 150
                                            ----------------    ----------------
      Total expenses                                  6,647              10,502
                                            ----------------    ----------------

Net loss                                             (6,647)            (10,502)


Loss per common share                       $         (0.00)    $         (0.00)
                                            ================    ================

Weighted average outstanding shares               3,800,000           3,800,000
                                            ================    ================





























               See accompanying notes to the financial statements.

                               ALPHA HOLDING, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                    Common Stock            Additional                       Total
                             ---------------------------     Paid-in      Accumulated    Shareholders'
                                Shares         Amount        Capital        Deficit       Deficiency
                             -------------------------------------------------------------------------

Balance, December 31, 2001     3,800,000    $     3,800    $     5,160    $   (14,741)   $     (5,781)
Net loss 2002                                                                 (10,502)        (10,502)
                             -------------------------------------------------------------------------

Balance, December 31, 2002     3,800,000          3,800          5,160        (25,243)        (16,283)
Net loss 2003                                                                  (6,647)         (6,647)
                             -------------------------------------------------------------------------

Balance, December 31, 2003     3,800,000    $     3,800    $     5,160    $   (31,890)   $    (22,930)
                             =========================================================================



































               See accompanying notes to the financial statements.

                               ALPHA HOLDING, INC.

                            STATEMENTS OF CASH FLOWS


                                                                Year Ended December 31,
                                                                2003                2002
                                                          ----------------    ----------------
Cash flows from operating activities
   Net loss                                               $        (6,647)    $       (10,502)

Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
   Changes in operating assets and liabilities:
      Increase in accrued expenses                                 (3,678)               (111)
                                                          ----------------    ----------------
         Cash used in operating activities                        (10,325)            (10,613)

Cash flows from investing activities
   Due to related party                                            10,325              10,613
                                                          ----------------    ----------------
         Cash provided by investing activities                     10,325              10,613

Cash flows from financing activities                                    -                   -

Net change in cash                                                      -                   -

Cash at the beginning of the period                                     -                   -
                                                          ----------------    ----------------

Cash at the end of the period                             $             -     $             -
                                                          ================    ================

























               See accompanying notes to the financial statements.

                               ALPHA HOLDING, INC.
                          Notes to Financial Statements
                      For the Year Ended December 31, 2003


Note 1 - Organization
---------------------

     Business Description
     --------------------
     The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the year ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     On August 19, 1997, Alpha Holding, Inc. (the Company) was incorporated under the laws of the State of Delaware. The name was changed to Sea Sun Capital Corporation on September 29, 2004. The Company may engage in any business that is permitted by the general corporation law of Delaware. The Company is a `blank check' company. A `blank check' company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

     Liquidity and Capital Resources
     -------------------------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.

     The Company is a `blank check' company and has experienced no significant change in liquidity, capital resources or stockholders' deficiency other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

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


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Statement of Cash Flows

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2003 or 2002. During the years ended December 31, 2003 and 2002, the Company paid $0 in income taxes.

                               ALPHA HOLDING, INC.
                          Notes to Financial Statements
                      For the Year Ended December 31, 2003


     Start-Up Costs
     --------------
     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, `Reporting on the Costs of Start-Up Activities.' SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.

     Loss Per Common Share
     ---------------------
     Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2003 and 2002.

     Use of Estimates
     ----------------
     The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant Estimates
     ---------------------
     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates is related to accrued expenses.

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

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $32,000 expiring in the years 2017 through 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $12,800 and has been offset by a full valuation allowance. For the years ended December 31, 2003 and 2002, based on an effective tax rate of 40%, the valuation allowance increased by $2,800 and $4,200 respectively.


Note 3 - Common Stock
---------------------

     The Company is authorized to issue 10,000,000 shares of par value $.001 common stock.

     The Company has issued and outstanding 3,800,000 shares of common stock that has been valued at prices ranging from $.001 to $.10. These values were based upon management's estimate of the current market prices at the time the shares were issued.

                               ALPHA HOLDING, INC.
                          Notes to Financial Statements
                      For the Year Ended December 31, 2003


Note 4 - Related Party Transactions
-----------------------------------

     The caption `Due to related party' consists of loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company's operating expenses in 2003 and 2002 were paid by the related party.

     The balance due to the related party at December 31, 2003 was $20,938.


Note 5 - Subsequent Events
--------------------------

     On May 12, 2004, Madison Holdings, Inc. sold 1,260,000 restricted shares of common stock constituting approximately 33% of the Company's issued and outstanding common stock as follows: 840,000 of the shares were sold to Sea Horse International Ventures, Inc. and 420,000 shares were sold to Graham Millington. The aggregate purchase price for the shares was $50,000. On May 12, 2004, the Company issued 3,020,000 restricted common shares to Sea Horse International Ventures, Inc. and 1,510,000 restricted common shares to Graham Millington. As a result of the sale and stock issuance, Sea Horse owns a total of 3,860,000 of the Company's common stock constituting approximately 46% of the Company's issued and outstanding shares and Graham Millington owns 1,930,000 shares of the Company's issued and outstanding shares constituting approximately 23% of the Company's issued and outstanding shares.

     On September 29, 2004, the name Alpha Holding, Inc. was changed to Sea Sun Capital Corporation. At the same time, the authorized common stock was increased from 10,000,000 shares to 100,000,000 shares, and a new class of 50,000,000 preferred shares was created. These changes became effective on that date with the filing of the Certificate of Amendment of the Certificates of Incorporation with the Delaware Secretary of State.