Form 10KSB
period 2004-12-31
SEA SUN CAPITAL CORP
filed 2005-05-18
CIK 1116205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------   ------------


                           SEA SUN CAPITAL CORPORATION
                      -------------------------------------
                     (Name of small business in its charter)

           Delaware                       000-32307               59-3518707
 ------------------------------         -------------          ----------------
(State or other jurisdiction of         (Commission             (IRS Employer
 Incorporation or organization)         file number.)          Identification #)

                               424 Brookmill Road
                      -------------------------------------
                     (Address of Principal Executive Office
                               street and number)

                        Oakville, Ontario L6J 5K5, Canada
                       ----------------------------------
                            City, State and ZIP Code

Issuer's telephone number: (905) 844-3680

Securities registered under Section 12(b) of the Act:

Title of each class   N/A

Securities registered under Section 12(g) of the Act:

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,184,061 as of April 30, 2005.

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

Forward-Looking Statements
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's business and growth strategies and the Corporation's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Alpha Holding, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on August 19, 1997. On September 30, 2004, the Corporation changed its name to Sea Sun Capital Corporation. On December 16, 2004, the Corporation acquired all of the issued and outstanding shares of Sea Sun Capital Corporation, an Alberta, Canada, corporation in exchange for restricted shares of the Corporation's common stock, and the sole operating business of the Corporation became that of its subsidiary.

Business of the Corporation
---------------------------

Sea Sun owns the worldwide manufacturing and distribution rights for the environmentally friendly Sea Vu glass bottom watercraft and in January and March 2005 added the new SEA SPI I and SEA SPI II respectively to its product line.

Both the Sea Vu and SEA SPI are powered by an electric motor. The Sea Vu is steered by an eight-way joystick. The SEA SPI uses a direct handle steering system which provides maximum control of the unit. The hull design on the products incorporates a viewing window at the bow water line, allowing an increased angle for water to roll off the window rather than create bubbles which distorts the user's underwater view. Water clarity is the only limiting factor affecting viewing distance, allowing the user to see up to 100 feet or more.

The Corporation currently has offices in two Canadian cities, Kelowna, British Columbia, and Oakville, Ontario, and one in Hong Kong. The Corporation plans to establish offices in Florida, and Brisbane, Australia, in 2005.

The Corporation will sell the new SEA SPI watercraft through an established dealer network. The Corporation will also derive revenue through the sale of individual locations and collect royalties on the boats installed in these locations. In many cases the Corporation will provide a complete turnkey operation for the investor.

The Corporation will initially focus the majority of its efforts on the Mediterranean, Mexican, Caribbean, Asian and Australian markets.

THE PRODUCT
-----------

The Sea Vu and recently introduced SEA SPI personal watercraft opens the underwater world to divers and non-divers. These products can be used on all waterways and the design ensures stability on the water.

Sea Sun believes that if using its personal watercraft is truly going to be a fun experience for tourists then the entire boat has to be designed to be easy to operate for the user and easy to maintain for the water sports operator. The new SEA SPI I introduced in February 2005 and the SEA SPI II in March 2005 have been redesigned with these objectives in mind.

Environmentally unimposing, the watercraft glides slowly over the reef structures as the underwater world comes into view. The product allows large numbers of interested visitors to view coral reefs up close without the risk of damage to the delicate corals.

The manufacturer the Corporation has selected to manufacture the fiberglass component of the boat is Phoenix Fibreglass in Kelowna, British Columbia, Canada. The assembly of the boat is provided by EKO-C Innovations Inc. also of Kelowna. There is a one-year manufacturing warranty on all products. The extraordinary characteristics of fiberglass allowed the Sea Vu to be formed into a variety of shapes including compound curves with remarkable detail.

The SEA SPI's hull is designed to provide maximum load and stability for the craft and accommodate the propulsion system sectioned and filled with foam to provide additional strength and positive flotation. The SEA SPI also satisfies all safety standards. The high buoyancy and stability allow the products to be used on many different types of water.

The deck design incorporates a new ergonomically correct position to provide maximum comfort for the operator, eliminates water leakage and has also been designed to be self bailing. Should the watercraft be flooded with a large wave the water will rush off in three directions. This design feature provides for maximum safety. Both the Sea Vu and SEA SPI comply with all United States Coast Guard and European Union Category 3 standards.

The single most important aspect of the watercraft is a viewing window at the bow water line which offers an unparalleled view of the beauty of the underwater world. The lens is optically correct and disperses bubbles and turbulence for clear viewing while moving. Glass-bottom boats currently in existence have to be stopped in order to allow a clear underwater view. The new SEA SPI product line incorporates a larger viewing lens than the previous Sea Vu increasing the users' viewing range.

The product's design results in a reduction in hull noise that eliminates any noise that may alarm marine life. Marine life and forms however are not confined to deep water. The product's exclusive design also allows the craft to be operated in only 12 inches of water. This feature allows the user to discover an undersea world that is rich in beauty and teeming with magnificent marine life.

The new SEA SPI I is powered by a high-performance Mercury Marine motor with 82 pounds of thrust that maximizes the unit's maneuverability. The new two person SEA SPI II has two motors. The key advantages to this motor include: it is maintenance free; completely sealed to prevent galvanic corrosion; provides higher throughput; is quiet; has a smooth performance; provides an efficient glide; improved efficiency results in extended battery life and more time on the water; has a soft-start feature which ramps up power in the variable mode and is reliable. The result is a motor that self regulates -- a cooler, quieter, more efficient running motor over an extended service life. Mercury Marine provides a 90-day warranty on this motor.

The SEA SPI has been redesigned to deepen the tunnel that adds further protection to the thruster and propeller and also acts as a safety guard for people. Both models can reach speeds up to 11.5 m.p.h. and power has not been sacrificed as a result of design changes.

The two batteries in the SEA SPI I and four in the SEA SPI II that provide power to the motor are the latest in marine technology. They are absorbed glass mat
(AGM) batteries. These are an advanced, deep-cycle version of the same lead acid batteries that are used in cars and trucks. The AGM batteries offer advantages over conventional deep-cycle batteries. The AGM batteries are completely sealed and maintenance free. No water is required and there is no risk of leaking acid. They have a very low discharge rate when stored for long periods and will still have ample power left in them after prolonged periods of storage. Conventional batteries by comparison, stored over long periods of time, self-discharge and in some instances are damaged. The AGM batteries will generally last four to five years before they need to be replaced.

The entire wiring harness and system is now being built to the highest corrosion proof standards. All wiring and connections now meet the highest specifications available providing the SEA SPI with unsurpassed reliability. All connections are easy plug connectors allowing repairs and part replacement to be done on the beach if necessary.

A tether cord attached to the user's wrist automatically stops the craft in case a person accidentally falls off the watercraft.

Additional features on the new models include storage that can accommodate diving tanks, forward and reverse and an optional Bimini top.

The dimensions for the single-person SEA SPI I are 115" long by 46" wide with a depth of 24". The craft weight without batteries is approximately 150 lbs. The two-person SEA SPI II is 115" long by 75" wide with a depth of 24". The weight of the craft without batteries is approximately 275 lbs. The watercraft is also UV protected. From research and development, to quality of materials, to features, to craftsmanship, to reliable power, the new SEA SPI watercrafts are built to be durable.

Sea Sun offers product warranties on its products and replacement parts that are easily installed. Improved features like these make operating a SEA SPI not only a pleasurable experience but also a sound investment. The Corporation is committed to distributing the best craft in this recreational category.

MANUFACTURING
-------------

Sea Sun's products will be manufactured in the city of Kelowna, British Columbia, Canada. Phoenix Fibreglass, an `experienced boat builder', will provide the fiberglass component. Eko-C Innovations Ltd., also of Kelowna, will provide the assembly of the products and offers a one-year warranty on the products. The new SEA SPI product line involves the integration of various scientific and technical fields, hydrodynamics, aerodynamics, molding, computer-aided design, mechanics, systems integration, ergonomics and industrial design in order to develop a product that looks good, performs well and is able to be manufactured at competitive prices.

The Corporation ensures that their manufacturer and assembler adhere to only the highest standards. Each boat is built structurally strong, quiet, and less prone to vibration. In practical terms, when all the boats of a particular model are created with this level of accuracy, the balance, handling, and durability of each boat can be engineered with extreme precision.

The Corporation's boats are manufactured through a Resin Transfer Molding ("RTM") process in which reinforcement material is placed between two matching mold surfaces. The matching mold set is then closed and clamped and resin is injected under moderate pressures into the mold cavity. The resin is injected to fill all voids within the mold set. The reinforcements include a variety of fiber types, in various forms such as continuous fibers, mat or woven type construction as well as a hybrid of more than one fiber type. This part is cured with heat. Before the deck is mated to the hull, the wiring and system components are installed in the hull. Finally, the hull and the deck are bonded with a structural adhesive which creates a structurally sound one-piece unit.

Sea Sun believes that the RTM process produces tighter dimensional tolerances, better quality finishes, faster prototypes and lower emissions than other fiberglass manufacturing methods. Each mould will provide approximately 1,500 units.

Each newly manufactured watercraft will undergo extensive final testing before being shipped. Many variables have to be considered in the testing including water temperature, current, salinity as well as the varying weights and heights of the user. The SEA SPI products will be crated at the assembler's plant and placed in containers for delivery.

SALES AND MARKETING
-------------------

The Corporation will pursue two marketing approaches for their products.

Under the first approach the Corporation will sell locations to investors. The pricing of the location will be dependent upon the number of Sea Spi products chosen and the location itself.

The second marketing approach will involve selling the products outright at a retail and wholesale level.

Before committing to a new location the Corporation will conduct a thorough market research of the area to determine whether there is the demand for their product and services. In most cases the Corporation will provide a complete turnkey operation.

On average each location will include either eight SEA SPI I single-person crafts or four SEA SPI II two-person crafts; training team and set up; set up marketing and miscellaneous items, such as signs and banners. Location equipment will increase depending on the size and opportunity of the location.

Under the second approach the Corporation will aggressively sell the SEA SPI products outright through a variety of methods including dealer networks, internal sales force, the internet, trade magazines and trade shows. The Corporation currently has product installed in one major boat manufacturer's retail location and intends to establish a marine dealer network which will be supported by strong trade show programs in order to reach the planned number of dealers and increase the volume of sales per dealer. The Corporation will require the dealers be trained on the features of the products as well as service and repair issues. The development of this network is part of the process of quickly building both sales and the Sea Sun brand. The intent will be to continue to increase the presence in the market through a combination of selling locations, licensing, co-branding, acquisitions and the outright sale of the SEA SPI product. As cash flow allows the Corporation will also invest in corporately owned locations. The Corporation will continue to consider all options for expansion while maintaining our focus on location sales and retail sales.

The Corporation believes the cruise line marketplace represents a significant economic opportunity. The Corporation will seek to have the cruise lines include Sea Sun's products in their in-port activity list.

The Corporation will also target the Search and Rescue Marketplace. Based upon the weight of the SEA SPI watercraft, each craft is easily transportable and can be quickly launched. By comparison, personal watercraft (PWC) used in many search and rescue operations are more difficult to launch. The Corporation has the ability to incorporate a larger Mercury motor which would increase the speed of the craft.

The SEA SPI can:
     >>   depending on the clarity of the water, locate a person under the surface
     >>   enter shallow water where other boats may not be able to go
     >>   be used in almost every type of water
     >>   transport a rescuer to a possible life saving situation

In certain cases the Corporation will offer a special program on SEA SPIs supplied to local search and rescue operations with limited budgets. Under this program the SEA SPI would be provided to the operation on a loan basis for a selected period of time. The craft would have to be returned in the condition it was received in and the maintenance and repair would be the responsibility of the operation. The Corporation believes that this program will help promote the SEA SPI product and provide a valuable tool to the local search and rescue operation.

The diving market also represents a significant opportunity because divers can:

     >>   slide easily on and off the SEA SPI because the craft is at water level
     >>   access any area because of the maneuverability of the craft
     >> ride comfortably without having to remove tanks or gear as they do in dive boats
     >> reach environmentally protected areas where other motorized craft are prohibited

     >>   easily determine dive points through the use of the viewing window
     >>   now store their equipment on the newly designed SEA SPI

The use of the new two-person SEA SPI provides divers with an inexpensive safe way to search for new dive sites. The best diving locations are often within one mile of the shoreline. Dive charter boat excursions are usually limited and somewhat expensive to operate within this distance. Diving from shore is dangerous because of the fatigue factor. The SEA SPI provides an excellent environmentally friendly scouting platform offering the divers flexibility along with quiet operation that ensures the marine life will not be frightened away. The SEA SPI also offers a storage compartment for the divers' gear. The benefit of the unit also extends to couples where one person dives and the other person can view the experience safely from above. This will allow a unique interaction between divers and non divers.

Sea Sun will provide products other than watercraft to their customers. The Corporation plans to provide merchandise, such as life preservers, sun hats, clothing and lotions, to promote the SEA SPI name and experience.

The Corporation will attend and participate in a number of trade shows in 2005 to promote the SEA SPI product. This activity builds both customer and dealer awareness and often generates sales. The Mercury name will also be prominently displayed on advertising material.

The Corporation is aware that in order to continue to be successful that it has to develop an e-commerce strategy. This strategy will be developed gradually as time and resources permit. As the Corporation expands internationally, it will develop a secure Web site that would contain a directory listing with telephone number, e-mail and address of all locations and their contact information. This Web site will allow the Corporation to communicate all news, bulletins and general information to their partners. This Web site will also contain user manuals, training manuals and service manuals. A bulletin board will allow investors and managers to post questions and give and receive advice from other managers and owners. The Internet offers the logical solution for the Corporation's communications, education, training and testing objectives.

COMPETITION
-----------

Many resorts offer water-skiing, jet skiing and parasailing. Other resort activities include extensive activities on, in and under the water including snorkel excursions, motorboat journeys, sailing, deep-sea diving, deep-sea fishing, windsurfing, surfing, sub-water walk and kayak trips. Although management believes that the Sea Vu currently has no direct product competition, all of the foregoing activities compete for the tourist's business.

Sea Sun's major competition is the Personal Water Craft ("PWC') which has undergone a significant growth pattern, especially over the last decade. PWC became commercially available 30 years ago when Kawasaki Motors Corporation introduced the Jet Ski. This craft allowed one person to maneuver a small boat while standing up. Recent models, allow as many as three people on board, can pull a water skier, and can reach speeds of 60 mph. PWCs, however, are significantly more dangerous than the Corporation's products.

Although the PWC represents less than 10 percent of all vessels, they represent 55 percent of all collisions between vessels on U.S. waterways. The number of boating accidents that involve PWCs is higher than the proportion of automobile accidents that involve drunk driving.

In addition, many countries and resorts are limiting or banning use of PWCs because of environmental concerns such as emissions from fuel and oil and noise.

The Corporation believes that their pricing for 90 minute tours is very competitive with that of other water sports activities.

Administrative Offices
----------------------

The Corporation currently maintains offices at 424 Brookmill Road, Oakville, Ontario L6J 5K5, Canada, telephone (905)844-3680, and at 4196 Gallaghers Forest South, Kelowna, BC V1W 4X2, Canada, telephone (604) 862-6159.

Other than these officers' addresses, the Corporation does not currently maintain any other office facilities. The Corporation pays no rent or other fees for the use of these addresses as they are used by the Corporation's President and Chairman, respectively, for other usage.

Research and Development
------------------------

During the years ended December 31, 2004 and 2003, the Company expended approximately $36,657 and $18,584, respectively, on research and development.

Employees
---------

The Corporation currently has two full-time employees. Management does not anticipate a need to engage any additional full-time employees until such time as it opens permanent administrative offices. No remuneration will be paid to the Corporation's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."


ITEM 2. DESCRIPTION OF PROPERTY

The Corporation currently maintains offices at 424 Brookmill Road, Oakville, Ontario L6J 5K5, Canada, telephone (905)894-3680, and at 4196 Gallaghers Forest South, Kelowna, British Columbia V1W 442, Canada, telephone (604) 862-6159.

The Corporation currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Corporation with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Corporation, and no owner of record or beneficial owner of more than 5.0 percent of the securities of the Corporation, or any associate of any such director, officer or security holder is a party adverse to the Corporation or has a material interest adverse to the Corporation in reference to pending litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Corporation during the quarter ended December 31, 2004.


                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no established public trading market for the Corporation's securities since its inception on August 19, 1997, and there can be no assurance that such market will develop. As of December 31, 2004, there were 16,937,228 shares outstanding, and the Corporation had 94 shareholders of record. No dividends have been paid to date and the Corporation's Board of directors does not anticipate paying dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion relates to the results of our operations to date, and our financial condition: This report contains forward looking statements relating to our Corporation's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statement. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed, our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis or Plan of Operations."

Revenue Recognition
-------------------

The Corporation follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 101 for revenue recognition. In general, the Corporation records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues derived from the sale of boats and other products are recognized upon shipment and title passes to the customer.

Foreign Currency Translation
----------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

The functional currency of the Corporation's subsidiaries is the local currency (Canadian dollar). The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities ($.830979 U.S. Dollars to one Canadian Dollar), and average rates of exchange for the period for revenues, costs, and expenses ($.771686 and $.720300 U.S. Dollars to one Canadian Dollars for the year ended December 31, 2004 and the period of February 19, 2003 through December 31, 2003 respectively). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 was not material.

Results of Operation
--------------------

The Corporation had no revenue for the years ended December 31, 2004 and 2003. The Corporation's selling, general and administrative expenses for the year ended December 31, 2004, were $347,731 and for the year ended December 31, 2003, were $898,360.

The Corporation does not believe that revenues for the year ended December 31, 2004 are indicative of revenues that the Corporation will incur in future periods. The Corporation's management believes that revenues will increase in the next several years due to the following reasons:

Liquidity and Sources of Capital
--------------------------------

As of December 31, 2004, the Corporation had current assets of $218,301, current liabilities of $172,491 and working capital of $45,810 and shareholders' equity of $379,539.

The Corporation's working capital is not currently sufficient for the Corporation to implement its business plan. However, the Corporation believes its income from current operations will be sufficient for its current liquidity needs. In March and April 2005 the Corporation received deposits on a total of five locations. The Corporation anticipates that it will begin booking retail orders in May 2005. In addition the Corporation is working with potential investors who have expressed an interest in investing in the Corporation and the Corporation expects to raise additional capital from those investors to supplement its liquidity needs.

Research and Development
------------------------

The Corporation will continue to invest in research and development over the next 12 months as their cash flow permits.

Equipment Purchases
-------------------

The Corporation will continue to outsource their manufacturing and does not anticipate any major equipment acquisitions or purchases.

Growth
------

Based upon current projections the Corporation plans to fill critical management and administrative positions over the next 12 months.

Recent accounting pronouncements
--------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2003 did not have a material impact on the Corporation's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Corporation does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

The Corporation has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.


ITEM 7. FINANCIAL STATEMENTS.

See Financial statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 17, 2004, the Corporation engaged the accounting firm of Child Sullivan & Corporation as its independent accountants to review the Corporation's financial statements beginning with the fiscal quarter ended September 30, 2004, and to audit the Corporation's financial statements beginning with fiscal year ending December 31, 2004 and from inception. The Corporation amicably concluded its relationship with its former accountants Livingston, Wachtel & Company with the appointment of Child Sullivan & Corporation.

There have been no disagreements with accountants on accounting matters or financial disclosure.


ITEM 8A. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chairman concluded that our disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 8B. Other Information

N/A


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Corporation are as follows:

Name                        Age         Position(s) held
----                        ---         ----------------
Rodney Koch                 41          Chairman and Director

Graham Millington           55          President, Chief Executive Officer and
                                        Director

Wayne Izumi                 56          Director and Secretary

The directors named above will serve until the next annual meeting of the Corporation's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Corporation and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

------------------------

Rodney Koch -- Chairman. Mr. Koch, 41, is a founder and has been a Director of the Corporation since May 2004. Mr. Koch has been responsible for all aspects of the Corporation. As the Corporation moves forward his focus will be directed to marketing. Mr. Koch has extensive experience in the design, molding and manufacture of fiberglass based products as well as electric propulsion systems. Mr. Koch has been involved in this project for the last four years. Prior to entering the leisure water sports business, he was President of a private consulting firm that provided business solutions for companies. Mr. Koch a resident of Kelowna, British Columbia, Canada, where he will continue to oversee the manufacturing, design and marketing of the Corporation's products.

Graham Millington -- President and Chief Executive Officer. Mr. Millington has been a director of the Corporation since May 2004. Mr. Millington and has more than 30 years of experience with finance and manufacturing companies. He has held senior executive positions in a number of public and private companies during his career. Prior to joining the Corporation he was C.F.O. of a public corporation in the health care business and before that served as president and major shareholder of a beverage Corporation. Mr. Millington will focus on developing the infrastructure of the Corporation. Particular attention will be directed to all areas of finance and the development of the public Corporation. Mr. Millington, 55, a director, holds a BA in Arts and a Graduate Business Degree. Mr. Millington is a resident of Oakville, Ontario, Canada.

Wayne Izumi -- Director and Secretary Treasurer. Mr. Izumi has been a director of the Corporation since May 2004. Mr. Izumi, 56, is president and a director of Stoller Canada Inc., a Canadian agricultural chemical Corporation and Izumi Outdoors Inc., a multi-media Corporation. He is a successful businessman, entrepreneur and a well respected member of the community. Mr. Izumi is also a founder and director of Izumi Outdoors which has been in the fishing business for almost 20 years. This company has several divisions including television, radio and magazine. Mr. Izumi is a resident of Ancaster, Ontario, Canada.

Our Board of Directors oversees management's business conduct and currently performs the functions of an Audit Committee. The Corporation plans to name independent directors for the Audit Committee.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Rodney Koch and Graham Millington, officers and directors of the Corporation, and beneficial owners of more than 10 percent of the Corporation's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time they acquired their ownership in the Corporation's stock. They have each represented to the Corporation that they will complete all required filings under Section 16(a) on or before May 30, 2005.


ITEM 10. EXECUTIVE COMPENSATION

Other than reimbursement for expenses no officer or director received any remuneration from the Corporation during the fiscal year ended December 31, 2004. Directors of the Corporation do not receive any compensation. See "Certain Relationships and Related Transactions." The Corporation has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the end of the Corporation's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Corporation. Also included are the shares held by all executive officers and directors as a group.

Name of Shareholder and                   Number of Shares      Percentage of
Address of Shareholder                           Held          Issued Capital
--------------------------------------------------------------------------------

1. Sea Horse International
   Ventures Inc. Corporation                  3,860,000             21.23%
   4146 Gallaghers Forest S.
   Kelowna, B.C. V1W 4x2
2. Rodney Koch                                3,000,000             17.71%
   4146 Gallaghers Forest S.
   Kelowna, B.C. V1W 4x2
3. Graham Millington                          3,430,225             20.25%
   424 Brookmill Rd.
   Oakville, Ont. L6J 5K5
4. Halcyon Equities LLC                       1,700,000             10.04%
   515 Madison Ave., Suite 2100,
   New York, NY 10022
All officers and directors as a group
(2 persons)                                  10,290,225*            60.76%

*Includes 3,860,000 shares owned by Sea Horse International Ventures Inc. Corporation of which Rodney Koch is beneficial owner.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2004, the Corporation owed $136,610 to an affiliate of Rodney Koch. Other than that transaction, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Corporation or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000.00 and in which any director or executive officer, or any security holder who is known to the Corporation to own of record or beneficially more than 5 percent of the Corporation's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.
-----------

3.1 Articles of Incorporation (Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001.)

3.2 Bylaws (Incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 7, 2001.)

14.1 Code of Ethics (Incorporated by reference from Form 10-KSB file with the Securities and Exchange Commission on April 27, 2004.)

31.1      Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees
----------

The aggregate fees billed us for each of the last two fiscal years for professional services rendered by our principal accountant, Child, Sullivan & Company, for the audits of our annual financial statements and review of our quarterly financial statements is $7,000 and $8,000, for the years ending December 31, 2004 and 2003, respectively.

Audit-Related Fees
------------------

There were no fees billed in 2004 for professional services that are reasonably related to the audit or review of your financial statement that are not covered in the Audit Fees" disclosure above.

Tax Fees
--------

There were no fees billed for the year 2004 for professional services rendered by our auditors for tax advice and planning.

All Other Fees
--------------

There were no fees billed for the year 2004 for professional services rendered by our audits for all other services not disclosed above.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 6, 2005

                                        SEA SUN CAPITAL CORPORATION



                                        By:  /s/  Graham Millington
                                           -------------------------------------
                                           Graham Millington, CEO
                                           President and Chief Executive Officer



                                        By:  /s/  Wayne Izumi
                                           -------------------------------------
                                           Wayne Izumi, Secretary and Treasurer

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2004

                           SEA SUN CAPITAL CORPORATION

                        Consolidated Financial Statements


                                December 31, 2004


                                    Contents

Report of Independent Registered Public Accounting Firm......................1

Consolidated Financial Statements

Consolidated Balance Sheet...................................................2
Consolidated Statements of Operations and Comprehensive Loss.................3
Consolidated Statements of Stockholders' Equity .............................4
Consolidated Statements of Cash Flows........................................5
Notes to Consolidated Financial Statements ................................6-9

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Sea Sun Capital Corporation


We have audited the consolidated balance sheet of Sea Sun Capital Corporation as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2004, and for the period of February 19, 2003 (date of inception) through December 31, 2003, and for the period from February 19, 2003 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sea Sun Capital Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, and for the period from February 19, 2003 (date of inception) through December 31, 2003, and for the period from February 19, 2003 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Child, Sullivan & Company
Kaysville, Utah
March 31, 2005

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004


ASSETS

Current assets:
   Cash in bank                                                          $     213,771
   Inventory                                                                     4,530
                                                                         --------------
      Total current assets                                                     218,301

Fixed assets:
   Boats and accessories                                                       241,640
   Office equipment                                                              1,682
                                                                         --------------
      Total fixed assets                                                       243,322
   Less accumulated depreciation                                               (37,157)
                                                                         --------------
      Net fixed assets                                                         206,165

Other assets:
   Intangible asset (note 5)                                                   127,564
                                                                         --------------
Total assets                                                             $     552,030
                                                                         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $      15,803
   Accounts payable - related parties (note 6)                                 156,688
                                                                         --------------
      Total current liabilities                                                172,491

Stockholders' equity:
   Preferred stock; $.001 USD par value, 50,000,000 shares
authorized, no shares issued and outstanding (note 4)                                -
   Common stock; $.001 USD par value, 100,000,000 shares authorized,
      16,937,228 shares issued and outstanding (note 4)                         16,937
   Common stock subscribed (note 4)                                            306,208
   Capital in excess of par value                                            1,557,251
   Accumulated other comprehensive loss                                        (94,607)
   Deficit accumulated during the development stage                         (1,406,250)
                                                                         --------------
      Total stockholders' equity                                               379,539
                                                                         --------------
Total liabilities and stockholders' equity                               $     552,030
                                                                         ==============









                 See accompanying notes to financial statements.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                  Cumulative
                                                                       From Inception,         from Inception,
                                                  Year Ended        February 19, 2003, to   February 19, 2003, to
                                              December 31, 2004       December 31, 2003       December 31, 2004
                                             --------------------    --------------------    --------------------

Revenue                                      $                 -     $                 -     $                 -

Expenses:
   Professional fees                                     174,734                 821,179                 995,913
   Research and development                               36,657                  18,584                  55,241
   Wages                                                  50,980                  19,808                  70,788
   Depreciation                                           34,506                  -                       34,506
   Travel, meals, and entertainment                       35,876                  23,549                  59,425
   Office expenses                                         8,784                   4,999                  13,783
   Advertising                                             1,626                   267                     1,893
   Other general and administrative                        4,568                   9,974                  14,542
                                             --------------------    --------------------    --------------------
           Total expenses                                347,731                 898,360               1,246,091
                                             --------------------    --------------------    --------------------

Net loss from operations                                (347,731)               (898,360)             (1,246,091)

Other income (expense)
   Loss on disposal of fixed assets                      (22,147)                      -                 (22,147)
   Interest income                                            10                      14                      24
                                             --------------------    --------------------    --------------------
Total other income (expense)                             (22,137)                     14                 (22,123)
                                             --------------------    --------------------    --------------------

Net loss before income taxes                            (369,868)               (898,346)             (1,268,214)
    Provision for income taxes                                 -                       -                       -
                                             --------------------    --------------------    --------------------
Net loss                                                (369,868)               (898,346)             (1,268,214)

Foreign currency translation adjustments                 (27,866)                (66,741)                (94,607)
                                             --------------------    --------------------    --------------------

Total Comprehensive Loss                     $          (397,734)    $          (965,087)    $        (1,362,821)
                                             ====================    ====================    ====================

Net loss per common share                    $             (0.05)    $             (0.24)
                                             ====================    ====================

Weighted average outstanding shares                    8,300,864               4,060,130
                                             ====================    ====================





                 See accompanying notes to financial statements.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FROM INCEPTION, FEBRUARY 19, 2003, TO DECEMBER 31, 2004


                                                                                                             Deficit
                                                                                            Accumulated   Accumulated
                                                Common Stock                  Additional       Other        During         Total
                                 ------------------------------------------    Paid-in     Comprehensive  Development  Stockholders'
                                    Shares        Amount       Subscribed      Capital          Loss         Stage         Equity
                                 ------------  ------------  --------------  ------------  -------------  ------------  ------------

Balance, February 19, 2003
   (date of inception)                     -   $         -   $           -   $         -   $          -   $         -   $         -

Shares issued at $.064 USD
   ($.0833 CND) per share for
   cash                               30,000            23                         1,911                                      1,934

Shares issued at $.193 USD
   ($.25 CND) per share for
    cash                           1,500,000         1,161                       289,020                                    290,181

Shares issued at $.271 USD
   ($.35 CND) per share for
   cash                              185,228           143                        50,023                                     50,166

Shares issued as founding shares   1,500,000         1,161                        (1,161)                                         -

Shares issued for services         4,500,000         3,482                       867,059                                    870,541

Foreign currency translation                                                                    (66,741)                    (66,741)

Net loss                                                                                                     (898,346)     (898,346)
                                 ------------  ------------  --------------  ------------  -------------  ------------  ------------

Balance, December 31, 2003         7,715,228         5,970               -     1,206,852        (66,741)     (898,346)      247,735

Shares issued at $.415 USD
   ($.50 CND) per share for cash      30,000            25                        12,440                                     12,465

Shares issued at $.249 USD
   ($.30 CND) per share for
   fixed assets                      300,000           249                        74,539                                     74,788

Shares issued for services           562,000           467                       158,316                                    158,783

Recapitalization - reverse
   merger                          8,330,000        10,226         209,758       105,104                                    325,088

Common stock subscribed                                             96,450                                                   96,450

Foreign currency translation                                                                    (27,866)     (138,036)     (165,902)

Net loss                                                                                                     (369,868)     (369,868)
                                 ------------  ------------  --------------  ------------  -------------  ------------  ------------

Balance, December 31, 2004        16,937,228   $    16,937   $     306,208   $ 1,557,251   $    (94,607)  $(1,406,250)  $   379,539
                                 ============  ============  ==============  ============  =============  ============  ============




                 See accompanying notes to financial statements.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                         Cumulative
                                                                                From Inception,       from Inception,
                                                            Year Ended       February 19, 2003, to  February 19, 2003, to
                                                         December 31, 2004     December 31, 2003      December 31, 2004
                                                         ------------------   --------------------   --------------------
Cash flows from operating activities
    Net loss                                             $        (369,868)   $          (898,346)   $        (1,268,214)

Adjustments to reconcile net loss to cash provided by
 (used in) operating activities:
   Depreciation                                                     34,506                      -                 34,506
   Shares issued for services                                      158,783                870,541              1,029,324
   Loss on disposal of fixed assets                                 22,147                      -                 22,147

   Changes in operating assets and liabilities:
      Increase in accounts payable                                   1,661                      -                  1,661
      Increase in accounts payable - related
         parties                                                   142,671                 59,307                201,978
                                                         ------------------   --------------------   --------------------
         Cash provided by (used in) operating
          activities                                               (10,100)                31,502                 21,402

Cash flows from investing activities
   Net cash received in acquisition                                124,256                      -                124,256
   Purchase of intangible assets                                         -               (118,788)              (118,788)
   Purchase of fixed assets                                        (16,339)              (153,349)              (169,688)
                                                         ------------------   --------------------   --------------------
         Cash provided by (used in) operating
          activities                                               107,917               (272,137)              (164,220)

Cash flows from financing activities
   Sale of common stock                                             12,465                342,281                354,746
   Sale of common stock subscriptions                               96,450                      -                 96,450
                                                         ------------------   --------------------   --------------------
         Cash provided by financing activities                     108,915                342,281                451,196

Net change in cash                                                 206,732                101,646                308,378

Foreign currency translation                                       (27,866)               (66,741)               (94,607)

Cash at the beginning of the period                                 34,905                      -                      -
                                                         ------------------   --------------------   --------------------

Cash at the end of the period                            $         213,771    $            34,905    $           213,771
                                                         ==================   ====================   ====================

Supplemental Information:
   Common stock issued for fixed assets                  $          74,788    $                 -    $            74,788
                                                         ==================   ====================   ====================
   Common stock issued for inventory                     $           4,530    $                 -    $             4,530
                                                         ==================   ====================   ====================
   Fixed assets purchased on credit                      $           6,648    $                 -    $             6,648
                                                         ==================   ====================   ====================

                 See accompanying notes to financial statements.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 - Organization
---------------------

          Sea Sun Capital Corporation (the Parent) was organized as a blank check company under the laws of the state of Delaware as Alpha Holding, Inc. on August 19, 1997. A name change to Sea Sun Capital Corporation was effected September 29, 2004. The Parent has had minimal operations since inception, and on December 16, 2004 acquired 100% of the stock of Sea Sun Capital Corporation (the Subsidiary), which was organized under the laws of Alberta, Canada on February 19, 2003. The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of the Parent are substantially the same as the pre acquisition owners and control persons of the Subsidiary. The financial statements reflect primarily the operations of the Subsidiary, with a recapitalization to illustrate the effects of the reverse merger. The consolidated entity is hereafter referred to as `the Company.'

          The Company is in business to supply water leisure crafts and accessories to domestic and international markets, and plans to generate revenues through rentals, royalties, and sales of watercrafts and franchises. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Note 2 - Basis of Presentation
------------------------------

          Generally Accepted Accounting Principles - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Canada. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

          Foreign Currency and Comprehensive Income -The Subsidiary's functional currency is the Canadian dollar (CND), while the Parent's functional currency is the United States dollar (USD). The financial statements of the Subsidiary were translated to USD prior to consolidation using year-end exchange rates for the balance sheet, and weighted average exchange rates for the statements of operations. The year-end exchange rate of $.830979 was used to convert the Subsidiary's December 31, 2004 balance sheet, and the statements of operations used weighted average rates of $.771686 and $.720300 for the year ended December 31, 2004 and the period of February 19, 2003 through December 31, 2003, respectively. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

          Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

          Income Taxes - Due to losses at December 31, 2004 and since inception, no provisions for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS #109 "Accounting for Income Taxes," due to the uncertainty of their realization.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

          The change in valuation allowance of $129,400 results from offsets against deferred tax assets arising from net operating loss carryforwards, which totaled $1,268,000 at December 31, 2004 and expire in 2023.

          A reconciliation of income tax expense (benefit) to the amount computed by applying the federal statutory tax rate to pretax income
          (loss):

                                                         12/31/04     12/31/03
                                                        -----------  -----------

          Net loss at federal statutory rate of 35%     $ (129,400)  $ (314,400)
          Valuation allowance                              129,400      314,400
                                                        -----------  -----------
          Net income expense (benefit)                  $        0   $        0
                                                        ===========  ===========

          Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2004 and since inception, February 19, 2003, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Fixed Assets - Fixed assets are stated at cost less accumulated depreciation, which is computed using the straight line method based on estimated useful lives ranging from three (3) to five (5) years. Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

          Revenue Recognition - The Company plans to recognize revenue at the time a watercraft is rented or sold, when franchises are sold, or when other services are rendered. The Company has not recognized any revenue from business operations since inception, February 19, 2003.

          Advertising Costs - The Company generally expenses advertising costs as incurred. The Company incurred $1,626 and $267 in advertising costs during the year ended December 31, 2004 and for the period of February 19, 2003 (inception) through December 31, 2003, respectively.

          Inventory - The Company's inventory consists of watercrafts it intends to rent or sell, and are carried at the lower of cost or market.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 4 - Stockholders' Equity
-----------------------------

          The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 USD par value. The Company has not issued any preferred stock, and has 16,937,228 shares of common stock issued and outstanding at December 31, 2004. The common stock transactions since inception are as follows:

               Upon incorporation on February 19, 2003, the Company issued 1,500,000 founding shares of its par value common stock to one of its directors.

               In March 2003, the Company issued 30,000 shares of its common stock at $.064 USD for total cash of $1,934 USD.

               During March and April 2003, the Company issued 1,500,000 shares of its common stock at $.193 USD for total cash of $290,181 USD.

               In May and July 2003, the Company issued 185,228 shares of its common stock at $.271 USD for total cash of $50,166 USD.

               In September, November, and December 2003, the Company issued 4,500,000 shares of its common stock in exchange for consulting services. The shares were valued at an estimated $.193 USD for total expense of $870,541.

               In April 2004, the Company issued 30,000 shares of its common stock at $.415 USD for total cash of $12,465 USD.

               In May 2004, the Company issued 300,000 shares of its common stock at $.249 USD in exchange for fixed assets with a total value of $74,788 USD.

               In May and July 2004, the Company issued 562,000 shares of its common stock in exchange for consulting services. The shares were valued at an estimated $.282 USD for total value of $158,783 USD.

          In accordance with terms set forth in a private offering memorandum open December 1, 2004 through January 31, 2005, the Company received cash consideration of $306,208 USD in 2004 and $500 USD in 2005 for subscriptions to issue 1,246,883 shares of common stock. The shares were subsequently issued in January 2005, as described in Note 8.

Note 5 - Intangible Asset
-------------------------

          In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which the Company's director is affiliated. The Company paid the entity $350,000 CND, which resulted in an intangible asset of $153,510 CND. The intangible asset consists of marketing and other efforts made by the entity to establish brand recognition of the Company's product. Using the exchange rates at December 31, 2004, the intangible asset had a value of $127,564 USD. Minimal (if any) impairment in accordance with SFAS #142, `Goodwill and Other Intangible Assets,' was noted, and therefore, not recorded.

                           SEA SUN CAPITAL CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 6 - Accounts Payable - Related Parties
-------------------------------------------

          The majority of the Company's expenses are paid by an entity affiliated with one of the Company's directors. As the Company has not yet established profitable operations and is considered to be a development stage company, the Company has accumulated reimbursements owed to the entity of $136,610 USD at December 31, 2004. The remaining balance of $20,078 is payable to the former officers and directors of the Parent.

Note 7 - Development Stage Company and Going Concern
----------------------------------------------------

          The  Company  is in the  development  stage as  defined  in  Financial
          Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses. The Company intends to sell shares of the Parent's stock in attempts to raise additional capital to facilitate profitable operations from its planned business purpose. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

Note 8 - Subsequent Events
--------------------------

          During January 2005, the Company issued 1,246,883 subscribed shares of its common stock in accordance with a private offering memorandum as described in Note 4.

          In February 2005, the Company entered into a contract with a company that will assemble watercrafts the Company will sell or rent. During February and March 2005, the Company paid approximately $75,000 for progress billing on the watercraft assembly.