Form 10QSB
period 2005-03-31
SEA SUN CAPITAL CORP
filed 2005-07-22
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter ended March 31, 2005

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ________________

Commission File No. 0-32307

SEA SUN CAPITAL CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware                                                                      59-3518707
(State or other jurisdiction                                             (IRS Employer ID Number)
of incorporation or organization)

424 Brookmill Rd., Oakville, Ontario L6J 5K5 Canada
(Address of principal executive offices)

(905) 844-3680
(Issuer's Telephone Number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes         X                            No ________

As of June 30, 2005, the issuer had 18,234,061 shares of Common Stock, par value $.001 per share, issued and outstanding.

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

Item 1. Financial Statements and Exhibits

(a) The unaudited financial statements of Registrant for the three months ended March 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

Item 2.  Management’s Discussion and Analysis on Plan of Operation

Overview

Sea Sun Capital Corporation. (the “Company”) was incorporated under the laws of the State of Delaware on August 19, 1997 as Alpha Holdings, Inc. On September 30, 2004, the Company changed its name to Sea Sun Capital Corporation. On December 16, 2004, the Company acquired all of the issued and outstanding shares of Sea Sun Capital Corporation, an Alberta, Canada, corporation in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary.

The Company’s business is the sale and distribution of water leisure crafts and accessories to domestic and international markets.  The Company’s revenues will be generated through the sales and rentals of water craft and accessories and royalties generated from the sales of Eco Tour locations which will primarily be in international markets.

Foreign Exchange Consideration: The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using March 31, 2005 exchange rates for the balance sheet, and weighted average exchange rates over the periods presented for the statements of operations.  The exchange rate of $.826856 was used to convert the Subsidiary’s March 31, 2005 balance sheet, and exchange rates of $.815636 and $.754404 were used to convert the statements of operations for the quarters ended March 31, 2005 and 2004, respectively.   Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

Revenues

The Company has not recognized any revenue from business operations, that is, sales of water craft or accessories or of Eco Tour locations since inception, February 19, 2003.

Operating Expenses

For the three months ended March 31, 2005, operating and general and administrative expenses were $152,825 as compared to $38,198 for the three months ended March 31, 2004, an increase of $114,627.

OVERALL

The Company reported a net loss for the three months ended March 31, 2005 of $152,815 compared to net loss for the three months ended March 31, 2004 of $59,848.  This translates to an overall per-share loss of ($.01) for the three months ended March 31, 2005 and 2004.
Sources of Capital

As of March 31, 2005, the Company had cash on hand of $12,583.  However, management believes it will have the resources available to maintain its current business operation in the short term as a result of the sale of Eco Tour locations and the cash deposits received for purchases of such locations.  As of March 31, 2005, the Company had a working capital deficit of $176,848.

ITEM 3.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its state goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
3.1                   Articles of Incorporation of Alpha Holding, Inc. (1)
3.1(a)               Articles of Amendment to Articles of Incorporation
3.2                   By-Laws of Alpha Holding, Inc. (1)
31.1                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2                 Certificaton pursuant to 1 & U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

(b)        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 8, 2005

SEA SUN CAPITAL CORPORATION

/s/ Graham Millington
_______________________________
Graham Millington, President

/s/ Greg Heller, Chief Financial Officer
__________________________________
Greg Heller

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004,
and the Period of February 19, 2003 to March 31, 2005

SEA SUN CAPITAL CORPORATION

Consolidated Unaudited Financial Statements

For the Three Months Ended March 31, 2005 and 2004,
and the Period of February 19, 2003 to March 31, 2005

Notes to Consolidated Financial Statements ................................................................................................5-8

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
                                                                        March 31, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash in bank	$ 12,583
Prepaid expenses	1,654
Inventory	4,530
Total current assets	18,767
Fixed assets:
Boats and accessories	323,127
Office equipment	1,674
Total fixed assets	324,801
Less accumulated depreciation	(47,770)
Net fixed assets	277,031
Other assets:
Intangible asset (note 5)	126,931
Total assets	$ 422,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 20,197
Accounts payable - related parties (note 6)	150,612
Unearned revenue (note 8)	24,806
Total current liabilities	195,615
Stockholders' equity:
Preferred stock; $.001 USD par value, 50,000,000 shares authorized,
no shares issued and outstanding (note 4)	-
Common stock; $.001 USD par value, 100,000,000 shares authorized,
16,937,228 shares issued and outstanding (note 4)	16,937
Common stock subscribed (note 4)	306,708
Capital in excess of par value	1,557,251
Accumulated other comprehensive loss	(95,086)
Deficit accumulated during the development stage	(1,558,696)
Total stockholders' equity	227,114
Total liabilities and stockholders’ equity	$ 422,729

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

			Cumulative
	For the Three Months		from Inception,
	Ended March 31,		February 19, 2003, to
	2005	2004	March 31, 2005

Revenue	$ -	$ -	$ -

Expenses:
Professional fees	17,502	6,608	1,013,415
Research and development	3,978	8,004	59,219
Wages	106,177	5,658	176,965
Depreciation	10,651	6,456	45,157
Travel, meals, and entertainment	10,170	9,807	69,595
Office expenses	1,825	-	15,608
Advertising	49	-	1,942
Other general and administrative	2,473	1,665	17,015
Total expenses	152,825	38,198	1,398,916

Net loss from operations	(152,825)	(38,198)	(1,398,916)

Other income (expense)
Loss on disposal of fixed assets	-	(21,651)	(22,147)
Interest income	10	1	34
Total other income (expense)	10	(21,650)	(22,113)

Net loss before income taxes	(152,815)	(59,848)	(1,421,029)
Provision for income taxes	-	-	-
Net loss	(152,815)	(59,848)	(1,421,029)

Foreign currency translation adjustments	(479)	(710)	(95,086)

Total comprehensive loss	$ (153,294)	$ (60,558)	$ (1,516,115)

Net loss per common share	$ (0.01)	$ (0.01)

Weighted average outstanding shares	16,937,228	12,407,228

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
	For the Three Months		from Inception,
	Ended March 31,		February 19, 2003, to
	2005	2004	March 31, 2005
Cash flows from operating activities
Net loss	$ (152,815)	$ (59,848)	$ (1,421,029)

Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation	10,651	6,456	45,157
Shares issued for services	-	-	1,029,324
Loss on disposal of fixed assets	-	21,651	22,147

Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,654)	-	(1,654)
Increase in accounts payable	4,394	6,686	6,055
Increase (decrease) in accounts payable - related parties	(5,112)	5,232	196,866
Increase in unearned revenue	24,806	-	24,806
Cash provided by (used in) operating activities	(119,730)	(19,823)	(98,328)

Cash flows from investing activities
Net cash received in acquisition	-	-	124,256
Purchase of intangible assets	-	-	(118,788)
Purchase of fixed assets	(81,479)	(258)	(251,167)
Cash provided by (used in) operating activities	(81,479)	(258)	(245,699)

Cash flows from financing activities
Sale of common stock	-	-	354,746
Sale of common stock subscriptions	500	-	96,950
Cash provided by financing activities	500	-	451,696

Net change in cash	(200,709)	(20,081)	107,669

Foreign currency translation	(479)	(710)	(95,086)

Cash at the beginning of the period	213,771	34,905	-

Cash at the end of the period	$ 12,583	$ 14,114	$ 12,583

Supplemental Information:
Common stock issued for fixed assets	$ -	$ -	$ 74,788
Common stock issued for inventory	$ -	$ -	$ 4,530
Fixed assets purchased on credit	$ -	$ -	$ 6,648

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2005
(UNAUDITED)

Note 1 – Organization

Sea Sun Capital Corporation (the Parent) was organized as a blank check company under the laws of the state of Delaware as Alpha Holding, Inc. on August 19, 1997.  A name change to Sea Sun Capital Corporation was effected September 29, 2004.  The Parent has had minimal operations since inception, and on December 16, 2004 acquired 100% of the stock of Sea Sun Capital Corporation (the Subsidiary), which was organized under the laws of Alberta, Canada on February 19, 2003.  The acquisition was accounted for as a reverse merger, as the post acquisition owners and control persons of the Parent are substantially the same as the pre acquisition owners and control persons of the Subsidiary.   The financial statements reflect primarily the operations of the Subsidiary, with a recapitalization to illustrate the effects of the reverse merger.  The consolidated entity is hereafter referred to as ‘the Company.’

The Company is in business to supply water leisure crafts and accessories to domestic and international markets, and plans to generate revenues through rentals, royalties, and sales of watercrafts and investment opportunities in Eco Tour Locations.  The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Note 2 – Basis of Presentation

Generally Accepted Accounting Principles – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Subsidiary, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Canada. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

Foreign Currency and Comprehensive Income – The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using March 31, 2005 exchange rates for the balance sheet, and weighted average exchange rates over the periods presented for the statements of operations.  The exchange rate of $.826856 was used to convert the Subsidiary’s March 31, 2005 balance sheet, and exchange rates of $.815636 and $.754404 were used to convert the statements of operations for the quarters ended March 31, 2005 and 2004, respectively.   Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

Note 3 – Summary of Significant Accounting Policies

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes - Due to losses at March 31, 2005 and since inception, no provisions for income taxes has been made.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS #109 “Accounting for Income Taxes,” due to the uncertainty of their realization.  The change in the valuation allowance for the three months ended March 31, 2005 was approximately $53,485.

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2005
(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the quarter ended March 31, 2005 and since inception, February 19, 2003, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

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

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation, which is computed using the straight line method based on estimated useful lives ranging from three (3) to five (5) years. Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition - The Company plans to recognize revenue at the time a watercraft is rented or sold, when Eco Tour Locations are sold, or when other services are rendered.  The Company has not recognized any revenue from business operations since inception, February 19, 2003.

Advertising Costs – The Company generally expenses advertising costs as incurred.  The Company incurred $49 in advertising costs during the quarter ended March 31, 2005.

Inventory – The Company’s inventory consists of watercrafts it intends to rent or sell, and are carried at the lower of cost or market.

Note 4 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 USD par value.  The Company has not issued any preferred stock, and has 16,937,228 shares of common stock issued and outstanding at March 31, 2005, which includes 8,330,000 shares of the Parent’s stock issued and outstanding at the date of the reverse merger.  The common stock transactions since inception are as follows:

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
For the Three Months Ended March 31, 2005
(UNAUDITED)

Note 4 – Stockholders’ Equity (continued)

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

In accordance with terms set forth in a private offering memorandum open December 1, 2004 through January 31, 2005, the Company received cash consideration of $306,208 USD in 2004 and $500 USD in 2005 for subscriptions to issue 1,246,883 shares of common stock.  The shares were subsequently issued on April 13, 2005, as described in Note 8.

Note 5 – Intangible Asset

In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which the Company’s director is affiliated.  The Company paid the entity $350,000 CND, which resulted in an intangible asset of $153,510 CND.  The intangible asset consists of marketing and other efforts made by the entity to establish brand recognition of the Company’s product.  Using the exchange rates at March 31, 2005, the intangible asset had a value of $126,931 USD.  Minimal (if any) impairment in accordance with SFAS #142, ‘Goodwill and Other Intangible Assets,’ was noted, and therefore, not recorded.

Note 6 – Accounts Payable – Related Parties

The majority of the Company’s expenses are paid by an entity affiliated with one of the Company’s directors.  As the Company has not yet established profitable operations and is considered to be a development stage company, the Company has accumulated reimbursements owed to the entity of $130,534 USD at March 31, 2005.  The remaining balance of $20,078 is payable to the former officers and directors of the Parent.

SEA SUN CAPITAL CORPORATION
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2005
(UNAUDITED)

Note 7 – Development Stage Company and Going Concern

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7 and has incurred significant cumulative net losses.  The Company intends to sell shares of the Parent’s stock in attempts to raise additional capital to facilitate profitable operations from its planned business purpose.  However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

Note 8 – Subsequent Events

On April 13, 2005, the Company issued 1,246,883 subscribed shares of its common stock in accordance with a private offering memorandum as described in Note 4.

On April 18, 2005, the Company entered into a contract with an investor for the sale of an Eco Location for total cash consideration of $120,000.  In exchange, the Company is to supply watercrafts and accessories, freight, training, marketing, licensing, and other set up expenses, which the Company plans to deliver in July 2005. On March 18, 2005 and April 15, 2005, the Company received approximately $24,000 USD and $48,000 USD, respectively, in unearned revenue.  In accordance with the terms of the contract, the remaining $48,000 USD is a note receivable that will be financed over a 24-month period with an interest rate of 8% and monthly payments of $2,171.