Form 10QSB
period 2005-06-30
SEA SUN CAPITAL CORP
filed 2005-08-31
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter ended June 30, 2005

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

Yes    X            No _____

As of August 15, 2005, the issuer had 19,890,561 shares of Common Stock, par value $.001 per share, issued and outstanding.

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

Item 1. Financial Statements and Exhibits

(a) The unaudited financial statements of Registrant for the three months ended June 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SEA SUN CAPITAL CORPORATION

CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004,
and the Period of February 19, 2003 to June 30, 2005

SEA SUN CAPITAL CORPORATION

Consolidated Unaudited Financial Statements

For the Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements..............................................................................................7-10

SEA SUN CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2005 (UNAUDITED)

ASSETS

Current assets:
Cash in bank	$ 539,420
Accounts receivable (note 7)	739,165
Inventory	4,530
Total current assets	1,283,115
Fixed assets:
Boats and accessories	711,819
Office equipment	2,876
Total fixed assets	714,695
Less accumulated depreciation	(73,442)
Net fixed assets	641,253
Other assets:
Intangible asset (note 5)	125,253
Total other assets	125,253
Total assets	$ 2,049,621 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 110,873
Accounts payable - related parties (note 6)	137,244
Total current liabilities	248,117
Stockholders' equity:
Preferred stock; $.001 USD par value, 50,000,000 shares authorized,
no shares issued and outstanding (note 4)	-
Common stock; $.001 USD par value, 100,000,000 shares authorized,
18,999,061 shares issued and outstanding (note 4)	18,999
Common stock subscribed (note 4)	570,979
Capital in excess of par value	1,909,629
Accumulated other comprehensive loss	(95,523)
Accumulated deficit	(602,580)
Total stockholders' equity	1,801,504
Total liabilities and stockholders’ equity	$ 2,049,621 ============

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenue from location sales (note 7)	$ 1,147,200	$ -	$ 1,147,200	$ -

Expenses:
Professional fees	17,456	57,089	34,958	63,697
Research and development	-	-	3,949	7,902
Wages	67,118	7,153	173,295	12,811
Depreciation	26,021	7,410	36,672	13,866
Travel, meals, and entertainment	10,533	12,538	20,703	22,345
Advertising	-	-	49	-
Other general and administrative	16,149	10,293	20,476	12,060
Total expenses	137,277	94,483	290,102	132,681

Net income (loss) from operations	1,009,923	(94,483)	857,098	(132,681)

Other income (expense)
Gain (loss) on disposal of fixed assets	-	274	-	(21,377)
Interest income	31	-	41	1
Total other income (expense)	31	274	41	(21,376)

Net loss before income taxes	1,009,954	(94,209)	857,139	(154,057)
Provision for income taxes	-	-	-	-
Net income (loss)	1,009,954	(94,209)	857,139	(154,057)

Foreign currency translation adjustments	(437)	496	(916)	(214)

Total comprehensive income (loss)	$ 1,009,517 ==========	$ (93,713) ==========	$ 856,223 ==========	$ (154,271) ==========

Net income (loss) per common share	$ 0.05 ==========	$ (0.01) =========	$ 0.05 ==========	$ (0.01) ==========

Weighted average shares outstanding	18,433,415 ========	14,647,338 ========	17,689,454 ========	13,533,471 ========

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$ 857,139	$ (154,057)

Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	36,285	13,688
Shares issued for services	-	50,720
Loss on disposal of fixed assets	-	21,103

Changes in operating assets and liabilities:
Increase in accounts and notes receivable	(739,165)	-
Decrease in other assets	2,311	-
Increase in accounts payable	95,069	2,415
Increase (decrease) in accounts payable - related parties	(24,681)	24,610
Cash provided by (used in) operating activities	226,958	(41,521)

Cash flows from investing activities
Purchase of fixed assets	(471,372)	(494)
Cash used in investing activities	(471,372)	(494)

Cash flows from financing activities
Sale of common stock	-	11,188
Sale of common stock subscriptions	570,979	-
Cash provided by financing activities	570,979	11,188

Net increase (decrease) in cash	326,565	(30,827)

Foreign currency translation	(916)	(214)

Cash at the beginning of the period	213,771	34,905

Cash at the end of the period	$ 539,420 =================	$ 3,864 ==============

Supplemental Information:
Common stock issued for fixed assets	$ - =================	$ - ==============
Common stock issued for inventory	$ - =================	$ - ==============
Fixed assets purchased on credit	$ - =================	$ - ==============

See accompanying notes to financial statements.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2005
(UNAUDITED)

The accompanying unaudited condensed financial statements include the accounts of Sea Sun Capital Corporation.  The financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2004 and for the period from inception, August 19, 1997, through December 31, 2004, included in Form 10-KSB filed with the U.S. Securities and Exchange Commission.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

The Company is in business to supply water leisure crafts and accessories to domestic and international markets, and plans to generate revenues through rentals, royalties, and sales of watercrafts and licensing opportunities in Eco Tour Locations.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Foreign Currency and Comprehensive Income – The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using June 30, 2005 exchange rates for the balance sheet, and weighted average exchange rates over the three and six months ended June 30, 2005 and 2004 for the statements of operations.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2005
(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes - Due to losses accumulated since inception, no provision for income taxes has been made.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS #109 “Accounting for Income Taxes,” due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the six months ended June 30, 2005, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

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

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation, which is computed using the straight line method based on estimated useful lives ranging from two (2) to five (5) years. Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition - The Company recognizes revenue at the time a watercraft is rented or sold, when Eco Tour Licenses are sold, or when other services are rendered.  The Company recognizes initial deposits for Eco Tour License sales upon the signing of the contract, with the remainder of the revenue recognized upon final delivery of the watercrafts to the licensees. $1,147,200 in revenues was recognized during the six months ended June 30, 2005 for initial deposits received on Eco Tour License contracts.  In accordance with the Eco Tour contracts, the remainder of the revenue will be recognized upon final delivery of watercrafts to the licensees.

Advertising Costs – The Company generally expenses advertising costs as incurred.  The Company incurred $49 in advertising costs during the six months ended June 30, 2005.

Inventory – The Company’s inventory consists of watercrafts it intends to rent or sell, and are carried at the lower of cost or market.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2005
(UNAUDITED)

Accounts Receivable – Generally 60% of the total purchase price for Eco Tour License contracts is due upon the signing of the contracts.  All monies not received when due are classified as short-term accounts receivable.  Up to 40% of the total license purchase price can be financed over a period of 24 months at interest rates ranging from 8% to 10%, and are classified as long-term notes receivable.  No allowance for doubtful accounts has been recorded for Eco Tour License sales at June 30, 2005 due to low risk of uncollectibility.  In the future, the Company plans to sell its watercrafts to independent dealers, at which time the Company will set up an allowance based on estimation of uncollectible accounts.

Note 4 – Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 USD par value.  The Company has not issued any preferred stock, and has 18,999,061 shares of common stock issued and outstanding at June 30, 2005, which includes 8,330,000 shares of the Parent’s stock issued and outstanding at the date of the reverse merger.  The common stock transactions since inception are as follows:

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

In accordance with terms set forth in a private offering memorandum open December 1, 2004 through January 31, 2005, the Company received cash consideration of $306,208 USD in 2004 and $500 USD in 2005 for subscriptions to issue 1,246,833 shares of common stock.  The shares were issued on April 13, 2005.

During the months of April through June 2005, the Company issued 815,000 shares and received $570,979 cash for subscriptions to issue 2,021,500 shares of common stock during July 2005.

SEA SUN CAPITAL CORPORATION

Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2005
(UNAUDITED)

Note 5 - Intangible Asset

In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which the Company’s director is affiliated.  The Company paid the entity $350,000 CND, which resulted in an intangible asset of $153,510 CND.  The intangible asset consists of marketing and other efforts made by the entity to establish brand recognition of the Company’s product.  Using the exchange rate at June 30, 2005, the intangible asset had a value of $125,253 USD.  Minimal (if any) impairment in accordance with SFAS #142, ‘Goodwill and Other Intangible Assets,’ was noted, and therefore, not recorded.

Note 6 - Accounts Payable - Related Parties

The majority of the Company’s expenses are paid by an entity affiliated with one of the Company’s directors.  The Company has accumulated reimbursements owed to the entity of $117,166 USD at June 30, 2005.  The remaining balance of $20,078 is payable to the former officers and directors of the Parent.

Note 7 - Accounts and Notes Receivable, Revenues

During the six months ended June 30, 2005, the Company entered into several contracts for the sales of Eco-Tour Licenses for a total purchase price of $1,868,400.  According to the terms of the contracts and revenue recognition and accounts receivable policies as described in Note 2 above, the Company recognized revenues of $1,147,200 for Eco Tour License sales for the six months ended June 30, 2005.  Accounts receivable for initial deposits totaled $739,165 at June 30, 2005, while no long-term notes receivables were recorded because final delivery of the watercrafts to the licensees had not yet occurred.

Note 8 - Going Concern

The Company has incurred significant cumulative net losses that, netted with revenues generated during the six months ended June 30, 2005, resulting in retained deficit of $602,580.  This is the first quarter in which the Company has recognized any revenues from operations, and there is no guarantee that the Company will continue to generate revenues sufficient so sustain operations.  The Company continues to sell one to two Eco Tour Licenses each week at $120,000 to $150,000 each, and is in discussions with a large marine company regarding the distribution and sale of the boats in the Caribbean and Central America.  In addition, the Company is in ongoing discussions with several cruise lines that may feature its "Eco-Tours" as shore excursions for their passengers in the Caribbean. The Company is also in the process of establishing a subsidiary company in Barbados that will be an Eco Tour Licensor.  The Company is talking with several financial institutions to raise $5 million to facilitate the opening of up to 45 corporate locations.  If additional financing is needed, the Company intends to sell shares of the Parent’s stock.  Although there can be no assurance, management is confident that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, and other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

Note 9 - Subsequent Events

Since June 30, 2005, the Company has completed final delivery of its watercrafts to several of its Eco Tour License contracts entered into during the six months ended June 30, 2005.  In addition, the Company has entered into 5 new Eco Tour License contracts and has received initial deposits of approximately $225,000.

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

The Company’s business is the sale and distribution of water leisure crafts and accessories to domestic and international markets.  The Company’s revenues will be generated through the sales and rentals of watercraft and accessories and license fees generated from the sales of Eco Tour licenses which will primarily be in international markets.

Foreign Currency and Comprehensive Income

The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using June 30, 2005 exchange rates for the balance sheet, and weighted average exchange rates over the three and six months ended June 30, 2005 and 2004 for the statements of operations.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

Revenue Recognition

The Company recognizes revenue at the time a watercraft is rented or sold, when Eco Tour Licenses are sold, or when other services are rendered.  The Company recognizes initial deposits for Eco Tour License sales upon the signing of the contract, with the remainder of the revenue recognized upon final delivery of the watercrafts to the licensees.  The Company recognized $1,147,200 in revenues during the six months ended June 30, 2005 for initial deposits received on Eco Tour License contracts.  In accordance with the Eco Tour contracts, the remainder of the revenue will be recognized upon final delivery of watercrafts to the licensees.

Operating Expenses

For the three months ended June 30, 2005, operating and general and administrative expenses were $137,277 as compared to $94,483 for the three months ended June 30, 2004, an increase of $42,794.

The Company reported net income from operations for the three months ended June 30, 2005 of $1,009,923 compared to a net loss from operations for the three months ended June 30, 2004 of $94,483 and is continuing to sell Eco-Tour licenses.  This translates to overall per-share earnings of $0.05 for the three months ended June 30, 2005 as compared to an overall per share loss of ($0.01) for the three months ended June 30, 2004.

Sources of Capital

As of June 30, 2005, the Company had cash on hand of $539,420, and is continuing to sell Eco-Tour licenses.  Management believes it will have the resources available to maintain its current business operation as a result of the sale of Eco Tour licenses and the cash deposits received for purchases of such licenses.  As of June 30, 2005, the Company had working capital of $1,034,998.

ITEM 3.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its state goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 6. Exhibits and Reports on Form 8-K

             (a)        The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3.1                   Articles of Incorporation of Alpha Holding, Inc. (1)
3.1(a)               Articles of Amendment to Articles of Incorporation
3.2                   By-Laws of Alpha Holding, Inc. (1)
31.1                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002
32.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Incorporated by reference from the Form 10-SB filed by the Company on February 7, 2001

             (b)       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 22, 2005

SEA SUN CAPITAL CORPORATION

/s/ Graham Millington
Graham Millington, President

/s/ Gregory Heller
Gregory Heller, Chief Financial Officer