Form 10KSB
period 2005-12-31
SEA SUN CAPITAL CORP
filed 2006-11-29
CIK 1116205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
FORM 10-KSB

ANNUAL OR TRANSITIONAL REPORT
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-32307

SEA SUN CAPITAL CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	59-3518707
(State or other jurisdiction of	IRS Employer Identification No.)
incorporation or organization)

940 Sheldon Court, Suite 201, Burlington, Ontario, Canada	L7L 5K6
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (250) 717-3003

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

Revenues for the most recent fiscal year were $0.00

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 29, 2006, computed by reference to the price at which the stock was sold, or the average high and low prices of such stock on that date was $0.00. Solely for purposes of the foregoing calculation all of the registrant's directors and officers are deemed to be affiliates.

20,565,141 shares of the registrant's common stock were outstanding as of November 29, 2006.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I

Item 1. Description of Business

General

We are an international distributor of water leisure craft to the tourism market. Our mission is to introduce marine products into the eco-tourism market and focus on travel destinations where the underwater world is the primary attraction.

Eco-tourism, responsible travel that conserves the environment, is a growing niche market within the larger travel industry and is considered to be one of the fastest growing market segments of the worldwide tourism industry. Sea Sun eco-tours are conducted using a local qualified and knowledgeable guide from the area in conjunction with our environmentally friendly personal glass bottom watercraft.

Our History

Prior to December 16, 2004, we were called Alpha Holding, Inc., or Alpha, and had not conducted any commercial activities. We were incorporated under the laws of Delaware in 1997 as a “blind pool” or “blank check” company for the purpose of acquiring one or more properties or businesses, and pursuing other related activities intended to enhance shareholder value. On September 30, 2004, in anticipation of our acquisition of Sea Sun Capital Corporation, or Sea Sun Alberta, a private corporation incorporated under the Business Corporations Act of Alberta, Canada, we amended our certificate of incorporation to change our name to Sea Sun Capital Corporation, and to increase our authorized capitalization to 100 million $.001 par value common shares and 50 million $.001 par value preferred shares.

On December 16, 2004, we acquired Sea Sun Alberta in a transaction that is commonly referred to as a “reverse merger.” In a typical reverse merger, a privately held operating company is “acquired” by a public company that no longer engages in the business that it had conducted. Thus, as in our case, it has shareholders and in some cases, as in ours, it makes periodic filings under the Securities Exchange Act of 1934, or the Exchange Act. Also, as in our case, it usually does not have an operating business. As a result of the “acquisition,” the shareholders of the private company deliver their shares to the public company in exchange for a majority ownership of new shares in the public company.

In our case, as a result of the reverse merger transaction, we acquired all of the issued and outstanding shares of Sea Sun Alberta.

Sea Sun Alberta was incorporated to acquire the assets of Seahorse International Inc., or Seahorse. Seahorse, which is owned by Rodney Koch, the founder of Sea Sun Alberta, acquired the distribution rights to an environmentally friendly watercraft called the Sea Vu™ from Clearwater Management Inc., or Clearwater, a corporation which was located in Florida. The development of the Sea Vu began in 1994 and by 1998 a model had been developed and units were delivered into Florida and areas in the Caribbean. Mr. Koch became aware of the craft and in 2000 purchased Sea Vu products for his own purposes. Seahorse subsequently entered into an agreement with Clearwater which permitted Sea Sun Alberta to manufacture and distribute the Sea Vu watercraft.

Before completion of the Sea Sun Alberta acquisition, we had 8,330,000 shares of common stock outstanding, and Sea Sun Alberta had 8,607,228 shares of common stock outstanding. As a result of the acquisition, Sea Sun Alberta’s shareholders received 8,607,228 shares of our common stock in exchange for their Sea Sun Alberta shares. Subsequent non-public stock issuance transactions and exercises of warrants resulted in the currently outstanding total of 20,565,141 shares of our common stock. As a result of the acquisition, Sea Sun Alberta became our wholly owned subsidiary and the former shareholders of Sea Sun Alberta and related parties became the owners of approximately 90% of our issued and outstanding common stock.

Our Original Business Model

In 2003, Sea Sun Alberta began pursuing a business model that was based upon the sale of investment opportunities in international maritime eco-tour locations, or locations, to various individuals and entities who we will collectively call the location investors. Pursuant to the agreements that each location investor entered into with Sea Sun Alberta, the location investor was:

•	required to pay a sales price for the location which typically ranged from $100,000 - $150,000, to fund the:

•	production of the glass-bottom watercraft manufactured pursuant to Sea Sun’s proprietary designs and specifications to be employed at the locations; and

•	set-up of, and the licensing and marketing for, the locations, and

•
entitled to receive between 30% and 40% of the net revenues (gross revenues less selling commissions) generated from the ongoing operations from the specific location in which the location investor had invested.

Sea Sun Alberta also began to manufacture, through unaffiliated parties, the watercraft to be delivered to each location, obtained, where necessary, the permits and licensing required by certain jurisdictions, undertook to engage the services of qualified eco-tour operators at each location, and also began to perform the accounting and other administrative functions for each location.

Sea Sun Alberta did not enter into any agreements for the sale of locations with any location investors in 2004. During 2005, we entered into 47 agreements with various location investors pertaining to the establishment and operation of 68 locations. The agreements provided that the specific site of a location would be subsequently determined by mutual agreement between Sea Sun Alberta and the location investor. However, each agreement set forth a specific number of our single passenger watercraft, called the Sea Spi I™, and our two passenger watercraft, the Sea Spi II™, to be manufactured for that location. The agreements required payment of an initial deposit that was due upon signing. If the location investor did not pay the entire sales price upon signing the agreement, a second deposit was due within a year subsequent to signing, and the remaining amount could be financed over a period not to exceed two years subsequent to the commencement of operations at the location. Of the aggregate sales price of $7,743,400 stated in the location agreements we entered into in 2005, we received cash aggregating $3,903,590, resulting in location sales receivable of $3,839,810 at December 31, 2005. Second deposits totaling $971,610 are payable to us during the year ended December 31, 2006.

We accounted for all revenues derived from the location agreements we entered into in 2005 in accordance with EITF Issue 88-18, “Sales of Future Revenues,” which requires all sums payable to us pursuant to those Agreements to be recognized not as revenue, but rather as debt to be amortized using the effective interest method. Since none of the locations commenced operations prior to December 31, 2005, no amortization was recorded in 2005, and the entire debt amount has been treated as long-term debt.

Our Present Business Model

In June 2006, we entered into a master license agreement with Sea Sun Enterprises, Inc., or SSEI, a Barbados corporation that we do not own or control, and whose owners are not affiliated with us. Pursuant to that agreement:

•	we granted to SSEI a worldwide license to develop and operate Sea Sun eco-tour business operations and to use our intellectual property in connection with those operations;

•
SSEI became fully responsible for establishing and operating, either directly or through local water sports location operators trained and supervised by it, Sea Sun eco-tour operations at all of the locations that we had agreed to set up pursuant to the assigned location agreements and at all new locations to be established; and

•	SSEI agreed to pay us boat rental fees and license fees with regard to the use of our watercraft and intellectual property in connection with the eco-tour operations to be conducted at the locations.

At the same time, we entered into a transfer and assignment agreement with SSEI pursuant to which:

•	we assigned all of our rights and interests in

•	the 47 location agreements that we had entered into in 2005, plus 10 additional location agreements that we entered into in 2006; and

•	all accounts receivable due and owing to us pursuant to those agreements; and

•	SSEI agreed to pay us, in consideration of such assignment, $3,886,910 in various installments over a period of three years.

Inasmuch as SSEI is now responsible for the operation of the locations, including set-up, marketing, tour operations and revenue collection activities, and is obligated to pay all expenses associated with those operations, our revenues in 2006 and subsequent years will no longer be accounted for pursuant to EITF Issue 88-18.

Our Product Line

We acquired the manufacturing and distribution rights to the Sea Vu watercraft. We have redesigned the Sea Vu watercraft to create our new electric motor powered Sea Spi I single person watercraft and Sea Spi II two person watercraft. We have also designed additional products, one of which is the Sea Cruz™, a single person electrically powered personal watercraft. Another product that we intend to begin manufacturing and selling is an electrically powered deck boat.

The Sea Spis

The single person Sea Spi 1 is 115 inches long, 46 inches wide and 24 inches deep. The craft with two batteries weighs approximately 300 pounds and has a maximum speed of approximately 10 knots or 11.5 mph. The two person Sea Spi II is 115 inches long by 75 inches wide with a depth of 24 inches. The weight of the craft with four batteries is approximately 575 pounds, and its maximum speed is the same as the Sea Spi I.

The Sea Spi hull is designed to provide maximum load and stability for the craft and accommodate the propulsion system sectioned and filled with foam to provide additional strength and positive flotation. The high buoyancy and stability allow the products be used on many different types of water. The craft also has been designed to reduce hull noise that may alarm marine life.

The deck design incorporates a new ergonomically correct position to provide maximum comfort for the operator, eliminates water leakage and has also been designed to be self-bailing. Should the watercraft be flooded with a large wave, the craft is designed so that the water will rush off in three directions, the left and right sides as well as the stern. This feature was incorporated to achieve maximum safety. Both the Sea Vu and Sea Spis comply with all applicable USCG and CE (EU) category standards.

Perhaps the single most important aspect of the watercraft is a proprietary viewing window at the bow water line, which offers an unparalleled view of the beauty of the underwater world. The lens is optically correct and disperses bubbles and turbulence for clear viewing while moving. Glass bottom boats currently in existence have to be stopped in order to allow a clear underwater view. The 2006 Sea Spi also has been modified and the new viewing lens designed by a major optical manufacturer will further increase the operator’s visibility range and provides additional clarity.

Marine life is not confined to deep water. The Sea Spis’ proprietary design also allows the craft to operate in shallow water. This feature allows the user to discover an undersea world that is rich in beauty and teeming with magnificent marine life.

In January 2006, we discovered that some of the motors on a number of the Sea Spis that we had manufactured and shipped to Thailand, Australia, the Bahamas and Grand Cayman were burning out. After a three month investigation, we resolved that problem by replacing the wiring harness connected to the motors and by adding a joystick thrust and propulsion control system. In April 2006, we began to retrofit our existing fleet of approximately 750 Sea Spi I and Sea Spi II watercraft to incorporate the new wiring harness and joystick systems. As of the date of filing of this Report, retrofits had been completed on approximately 400 of those 750 Sea Spis. All of such costs are being capitalized and will be recorded as part of our fixed assets.

All new and retrofitted single and the twin Sea Spis are powered by two 82 pound digitally controlled Mercury Marine electric motors that maximize the watercraft’s maneuverability. The Sea Spis are operated by an opposing thrust steering system that is controlled by a joystick which maneuvers the craft by controlling the direction and amount of thrust from each motor. Depending on the direction chosen, one motor can thrust forward while the other goes into reverse, making it possible for the craft to turn within its own radius. The joystick also controls the speed of the Sea Spi and shuts the motor off when released by the operator. The key advantages to this system are that it is virtually maintenance free; is completely sealed to prevent galvanic corrosion; provides higher throughput; is quiet; has a smooth performance; provides an efficient glide; and operates more efficiently resulting in extended battery life and more time on the water.

We are constantly searching for alternative propulsion systems and have provided our Sea Spis to a research and development company that is in the final stages of testing a new electric propulsion system. That company has developed a number of successful electric propulsion systems for both marine and land applications. While continuous testing is still being conducted, preliminary results indicate that the system may be far superior in every respect to our existing system.

The Sea Spis currently deployed use two 24 volt absorbed glass mat, or AGM, batteries in the Sea Spi I and four 24 volt AGM batteries in the Sea Spi II. AGM batteries are advanced deep cycle versions of the same lead acid batteries used in cars and trucks. They are completely sealed and maintenance free. No water is required and there is no risk of leaking acid. They have a very low discharge rate when stored for long periods and will still have ample power left in them after prolonged periods of storage. Conventional lead acid batteries by comparison, when stored over long periods of time, self-discharge, and in some instances, are damaged. AGM batteries will generally last 4-5 years before they need to be replaced.

The new propulsion system that we will be employing in the 2007 models of the Sea Spis will include scalable battery packs of stabilized lithium. Lithium which is the lightest of all metals provides for the largest energy density for weight and is also a low maintenance battery with a relatively low self-discharge rate that is typically less than half that of conventional lead acid batteries. The substitution of scalable lithium battery packs in place of the AGM batteries currently in use will provide substantial weight reductions of as much as 230 pounds in the case of the Sea Spi II.

Manufacturing

We have chosen, and are the final stages of contract negotiations with, two US boat manufacturers, to produce our Sea Spi I, Sea Spi II and, in the future, our Sea Cruz and deckboat. Both of those manufacturers are subsidiaries of one of the world’s largest recreational boat manufacturers, and employ a state of the art, computer-controlled, fiberglass molding process, which reduces styrene emissions during lamination by more than 90%. That process has been the recipient of a number of awards including one from the Environmental Protection Agency in which they received the prestigious Clean Air Excellence Award.

According to those two manufacturers, the automated, computer-controlled, closed-mold process they employ:

•	is four times faster than open molding;

•	reduces emissions during lamination by more than 90%;

•	reduces waste by 50%;

•	results in a high quality, high strength product with weight consistencies within one percent; and

•	produces a product that has little impact on the environment.

Sea Sun outsources additional products including: trailers, kiosks, storage racks, clothing accessories, as well as any other products.

Product Warranties

We do not offer our own product warranties covering our watercraft and replacement parts. The propulsion system warranty is provided by the marine manufacturer and the watercraft warranty is provided by the watercraft manufacturers.

Our Master License

We have entered into a ten year master license agreement with Sea Sun Enterprises Inc., or SSEI, a Barbados company that is owned by parties who are not affiliated with us or any of the members of our management. SSEI is fully responsible for establishing and operating Sea Sun eco-tour locations internationally. In certain locations, SSEI will be charged an initial territory fee and a monthly rental fee based on the number of Sea Spis installed at the location. In other locations the initial territory fee will be waived and SSEI will pay an on-going monthly licensing fee in addition to the monthly rental fee.

Pursuant to the master license agreement, SSEI has:

•
the exclusive, non-transferable, worldwide right and license to establish and operate at warm weather tourist destination locations that we have approved business outlets which offer and sell eco-tours using our Sea Spi I and Sea Spi II watercraft; and

•	the right to enter into agreements with water sports business providers to provide those Sea Sun eco-tours as SSEI’s sublicensees at any of those approved locations.

SSEI’s exclusive rights are subject to our rights to:

•	sell Sea Spi watercraft to any person or entity as long as the purchaser does not use them to offer and sell eco-tours, and

•
rent Sea Spi watercraft to the members, owners, partners, associates or affiliates of organizations, such as The Professional Association of Diving Instructors, as long as those renters do not use them to offer and sell eco-tours.

Principal Markets and Customers

The principal users of our Sea Spi watercraft include cruise line passengers, hotel guests, travel industry clients and people booking tours through the Internet. The principal locations where those customers will use our watercraft are the clear water, coral reef, marine environments located throughout the warm water segments of the world’s oceans.

Coral reefs are fragile and depend on specific temperatures, water salinity, and different species to keep it alive. Any disruption such as a rise of silt levels in the water, a rise or fall in water temperature, or the extinction of a species can severely damage a reef. All of these changes can be created by an invasive human presence in and around the structure that the coral reef depends on.

Ecotourism is a rapidly growing niche market within the tourism market. It is primarily advertised as a form of nature tourism. Today travelers are seeking pristine, natural and cultural sites. As the number of visitors to protected areas continues to increase, the need for ecotourism will become mandatory.

The effects of tourists on any ecosystem are numerous, but traffic on coral reefs can be extremely deadly. Visiting boats can anchor improperly and severely damage coral and touching or harvesting coral illegally also damages the reef. Even small scale use can damage the natural resources which attract tourists in the first place.

Whether called nature tourism or ecotourism, recreational and educational travel based on natural attractions is a potential means of advancing environmental objectives in countries. It offers countries new opportunities for investment and employment and increases the country’s stake in protecting its natural resources.

Islands are amongst the most visited tourist destinations in the world. They are vulnerable areas with limited resources and delicate ecosystems. The implementation of ecotourism will eventually become essential because most islands have distinctive flora and fauna with different species, coral reefs and marine ecosystems.

Caribbean Locations

The crystal clear waters in the Caribbean are ideal for anyone wishing to experience the vast underwater treasures that it has to offer. Throughout the Caribbean, large multinational resort companies are investing substantial revenue in national economies. To handle the increasing volume of tourists, Caribbean countries are investing in upgrading and expanding airports, roads and port facilities.

The Caribbean is an obvious focus for us because of its combination of water quality, warmth and consistent tourism traffic from cruise lines, resorts and holiday tour operators.

In the Bahamas, SSEI currently has one Sea Sun eco-tour location operating 24 Sea Spi Is and 12 Sea Spi IIs at Blackbeards Cay, Nassau.

In the Cayman Islands, SSEI currently has one location running on Grand Cayman that is operating 24 Sea Spi Is and 12 Sea Spi IIs. That location is adjacent to the cruise ship port facilities. SSEI’s eco-tour customers at that location include passengers on the Royal Caribbean and Carnival cruise ships that disembark at that port facility.

In Barbados, SSEI has one location utilizing eight Sea Spi Is and eight Sea Spi IIs that is scheduled to commence operations in January 2007. We have been negotiating a partnership arrangement with Bridgetown Cruise Terminals, or BCT, a company that provides services for the use of cruise passengers and crewmembers visiting Barbados. If those negotiations are successfully completed, BCT will work with SSEI and us to obtain eco-tour referrals from one or more of the following cruise lines: Royal Caribbean, Princess, Norwegian, Carnival, Ocean Villages, P&O and Regent Seven Seas lines.

Australian Locations

In Australia, the Great Barrier Reef remains one of the world’s most important natural resources. It is the largest natural feature on Earth. According to the Australian Department of the Environment and Heritage, every year the reef attracts millions of tourists and is responsible for generating billions of dollars in revenue in the region. The Great Barrier Reef is a chain of almost 3,000 reefs and is more than 1,250 miles long and up to 70 miles wide. It supports thousands of species of marine corals, fish and invertebrates. There are over 30 historic shipwrecks in the area and on the islands are ruins and operating lighthouses that are of cultural and historical significance.

The Great Barrier Reef Marine Park Authority, or Reef Authority, was established to ensure the preservation of this ecosystem. The Reef Authority has created zones within the reef that provide for certain ecologically sustainable activities. Each zone has an underlying set of conservation objectives. Many zones allow activities such as tourism, fishing, boating, diving and research. In a number of zones however, there are restrictions on any activity that is not eco-friendly.

We are awaiting final approval from the Reef Authority for permits that will sanction the operation of our watercraft in selected zones that provide for the area’s biodiversity. Our products have however been approved by Ecotourism Australia, a non-profit organization that operates an eco-certification program to identify genuine ecotourism and nature tourism operators in Australia. Its certification programs, which accredit products not companies, are designed to set world-class standards for nature based tourism in Australia.

We expect that at least eight Sea Spi IIs will begin operating in this market prior to the end of 2006. We anticipate that SSEI will establish three additional eco-tour locations in the first quarter of 2007, each of which will encompass a combination of 50 Sea Spi Is and Sea Spi IIs. At present we have placed 108 of our craft in position to take advantage of the Australian market place.

South Pacific Locations

The South Pacific Islands have thousands of miles of white sand beaches, azure lagoons and some of the world’s most pristine coral reefs. There are an abundant number of remote areas on the islands offering wonderful eco-tourism opportunities. The remoteness and vastness of the region has promoted the evolution of unique species of marine life in each region. More endangered marine species live in the South Pacific than any other equivalent landmass in the world.

We have identified 22 islands in the South Pacific which we believe are ideally suited for Sea Sun eco-tour operations. Included among them are: the Cook Islands, Guam, Marshal Islands, New Caledonia, New Zealand, Papua New Guinea, Solomon Islands, Samoa, Tahiti and Tonga. The first shipment of 24 Sea Spi Is and 24 Sea Spi IIs has been sent to Fiji. We anticipate that SSEI will be commencing Sea Sun eco-tour operations in the Cook Islands during the first quarter of 2007.

Indian Ocean Locations

The Republic of the Seychelles comprises 115 islands in the western Indian Ocean. The islands are home to some of the rarest species of flora and fauna on Earth. In keeping with our promotion of sustainable tourism, the Seychelles have an enviable record of conservation policies to protect their environment. A full 50% of their landmass has been set aside as national parks and reserves.

We have shipped 16 Sea Spi Is and four Sea Spi IIs to the Seychelles and anticipate that Sea Sun eco-tour operations will be commenced there during the first quarter of 2007.

Mediterranean Locations

The Mediterranean Basin is the world’s largest tourist attraction. The World Wildlife Federation estimates that by 2020, 350 million tourists will visit this region annually representing 22% of international tourist visits. Due to its climate, beautiful landscape, rich historical and cultural heritage and marine ecosystem, the Mediterranean area is very popular with citizens from other countries. The Mediterranean Sea is a region with the highest percentage of marine species that only live in that part of the world and has been identified as one of the most important regions in the world for its outstanding biodiversity features.

Many endangered species of marine life however are heavily threatened by habitat degradation mostly due to human activities. Mass tourism is one of the main causes behind ecological loss in the Mediterranean region. According to the World Tourism organization, or WTO, France, Spain and Italy ranked two, three and four, respectively, among the top ten tourism earners in the world in 2004. The arrival of tourists is highly seasonal with the peak period in the summer. This large onslaught of people concentrated in a short period of time has had a severe impact on the environment. The Mediterranean coastal areas are already seriously damaged. Many locations, which were once pristine, are now beyond repair.

Concern for the region’s environment has led to the implementation of a number of ecological controls and a focus on sustainable tourism for the region. We believe that with the emerging focus on tourism alternatives within the area that can provide sustainable development, significant revenue opportunities will open up within this area for providers of eco-friendly tourism opportunities such as those available via a Sea Sun eco-tour.

In Italy, we currently have one Sea Spi II and eight Sea Spi Is available for eco-tour operations. We anticipate eco-tour operations will begin generating revenues there during the 2007 tourism season that will be in full swing during the late Spring and Summer months..

In Greece, we currently have nine Sea Spi IIs and 16 Sea Spi I’s available for eco-tour operations. As in the case of Italy, we do not expect significant revenues to be generated from eco-tour operations until around mid-Summer 2007.

In Egypt, we have a total of 54 Sea Spi IIs and 62 Sea Spi Is available for eco-tour operations. We intend to place those watercraft in Sharm el Sheikh - a world renowned dive and resort location situated on the tip of the Sinai peninsula in the Red Sea. SSEI has advised us that it is seeking to commence eco-tour operations at five locations in Egypt. Two of those locations, utilizing 16 Sea Spis, are scheduled begin operations before the end of 2007. We believe that the other three locations will open during the first quarter of 2007.

Central American Locations

Tourism has been a growing industry in Central America in the last decade. The countries in this region include: Belize, Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama. These countries together support 7% of the Earth’s marine species in a region that is geographically diverse, from volcanoes, rift lakes, and coral reefs to wetlands, semi-deserts, rainforests, and the world’s second largest barrier reef system, the Mesoamerican Reef.

Thanks to an ambitious plan aimed at boosting El Salvador as a destination for business and pleasure, that country is now one of the fastest growing tourism markets in Latin America and in 2005 posted a 15.6 percent increase in tourist visits from 2004. El Salvador is not the only Central American destination experiencing strong tourism growth, as the region reported the highest tourism growth rate worldwide last year at 14.1%. Costa Rica remains the top tourism destination in the region and is the destination of choice for Europeans looking for environmentally friendly vacations.

We have shipped 24 Sea Spi Is and 12 Sea Spi IIs to the Pacific Coast of Costa Rica. SSEI currently has two Sea Sun eco-tour locations operating at the Playa Coco Four Seasons Hotel with six Sea Spi Is and two Sea Spi IIs, and at Coco Water Sports which is now operating four Sea Spi Is. We anticipate that SSEI will open a third location involving eight more Sea Spis before the end of 2006, and that it will add more Sea Spis to the Playa Coco Four Seasons location. We expect the remaining Sea Spis that we have in Costa Rica will be in operation during the first quarter of 2007.

SSEI has secured its first location in Bocas del Toro, Panama. That location will receive eight Sea Spi Is and eight Sea Spi IIs, in the first quarter of 2007. We anticipate they will begin generating revenue during that same quarter.

Mexican Locations

Mexico leads Latin America in tourist arrivals and accounts for a third of all tourism arrivals in that region. According to the WTO, in 2005, Mexico ranked eighth in the number of international visitors and tenth in international tourism revenues. Last year the number of tourist arrivals to the country grew by 6.3 percent and the country is a leading destination worldwide. The country is becoming one of the richest eco-tourism destinations in the world, and environmentally conscious travelers choose this location because of the number of species of flora and fauna and the eco-tour options available to them.

We have shipped 16 Sea Spi Is and eight Sea Spi IIs to Mexico and anticipate that Sea Sun eco-tour operations will be commenced at one location in that country during the fourth quarter of 2006.

Cruise Lines

The cruise ship industry is the fastest growing segment of leisure travel. The number of cruise tourists has increased rapidly in the last ten years at an average annual rate of 8%. According to statistics provided by Cruise Lines International Association, or CLIA, members’ passenger growth continued in 2005 with a record 11.18 million passengers taking a cruise. CLIA also reports that in the past five years 65 new cruise liners have been launched and an additional 20 are being constructed that will accommodate and additional 55,000 passengers.

A cruise is one of the few vacation experiences that offer the tourist an all-inclusive vacation package whose cost includes transportation, accommodations, all meals, and entertainment and off-ship excursion activities. In addition, it provides for advance budgeting of monies for a vacation, and for this reason, it is very appealing to many families.

CLIA also has reported that the Caribbean remains the most popular cruise destination in the world. Total cruise-passenger visits to the Caribbean have increased by nearly forty percent since 1988, equivalent to an annual growth rate of 8.5%. The three largest cruise destinations in the region are the Bahamas, the U.S. Virgin Islands, and Puerto Rico. Large cruise tourism increases were also registered in Aruba, Belize, Bonaire, the Cayman Islands, Dominica, Jamaica, St. Kitts and Nevis. The individual performances of these destinations in terms of cruise-passenger visits were impressive; recording rises of over twenty-five percent. The cruise ship sector is expected to continue growing rapidly during the remainder of this decade. Much of this growth is likely to take place in the Caribbean, increasing its share of a growing market that currently represents more than fifteen million visits to the region.

CLIA has reported that the Mediterranean occupies the number two spot in cruise destinations in the world. There are over 2000 islands in the Mediterranean, which is the world’s largest inland sea. The Mediterranean’s most popular destinations are the French Rivera, Amalfi Coast, the Isle of Capri, Portofino and the City of Dubrovnik in Croatia.

The cruise lines in many instances provide and arrange on shore activities for their passengers. In order to receive an endorsement from the cruise lines, the product that is being promoted has to have broad appeal to a cruise line’s passengers. We have worked very closely with the world’s three largest cruise lines - Carnival, Royal Caribbean and Norwegian — to have Sea Sun eco-tour offerings included on their in-port activity lists. As cruise ships have increased in size, passengers, and ports, much has been written about their collective impact on the environment, coral reefs, beaches, and coastal communities. Although cruise ships make up a small percentage of the world’s oceangoing vessels, they are a leader in the field of finding new technologies that enhance passenger experiences while minimizing the environmental impact of doing so. Included in their offering are on shore activities that protect the environment, such as Sea Sun’s eco-tour experiences.

Carnival Cruise Lines and Royal Caribbean Cruise Lines advertise the availability of Sea Sun eco-tours on their websites. Both lines also sell tickets for Sea Sun eco-tours to passengers traveling to the Cayman Islands on their vessels. Those eco-tours are provided by SSEI on our Sea Spi watercraft located at Grand Cayman Island.

In those cases in which a cruise line owns a private island, such as Royal Caribbean’s Coco Cay, and Princess Cruise Lines’ Princess Cay in the Bahamas, the cruise lines directly offer and operate off-ship amenity packages to their passengers.

We have begun negotiations with the water sports operators at Princess Cay and Coco Cay. Our goals for those locations include placement of a combination of 20 Sea Spi Is and Sea Spi IIs on each of those islands in 2007. If our negotiations prove to be successful, we will generate boat rental income from the use of our Sea Spis, but our watercraft will not be used to provide Sea Sun eco-tours at those locations.

Scuba Diving Locations

The diving market has undergone a recent overall decline, which was principally due to the general worldwide economic slowdown and a consequent decrease in the number of end users of diving products traveling on holiday to diving and other resorts. Despite these decreases, the diving industry still represents a significant segment of the tourism industry.

According to the Diving Equipment Manufacturers Association, or DEMA, 83% of individuals visiting clear water resorts are either uncomfortable swimming in the water or are afraid of the marine life. DEMA has expressed to its members its view that there is a need for new equipment and products that will allow tourists to experience the natural beauty of the oceans and marine life without compromising their comfort level. DEMA has also stated its view that a product that permits those individuals to experience what divers and snorkelers have been enjoying for years would be highly successful.

The use of our Sea Spi watercraft provides divers with an inexpensive and safe way to search for new dive sites. The best diving locations are often within one mile of the shoreline. Dive charter boat excursions are usually limited and somewhat expensive to operate within this distance. Diving from shore is dangerous because of the fatigue factor. The Sea Spis provide an excellent environmentally friendly scouting platform offering divers flexibility along with quiet operation that ensures that the marine life will not be frightened away. The benefit of the Sea Spi II also extends to couples by allowing one person dives while the other person can view the experience safely from above. We believe this will foster a unique interaction between divers and non-divers.

The Professional Association of Diving Instructors, or PADI, is the world’s largest recreational diving membership and diver training organization. PADI members, including dive centers, resorts, educational facilities, instructors, and divemasters, teach the majority of the world’s recreational divers how to dive safely. PADI issues nearly 946,000 diver certifications each year. PADI offices also serve more than 130,000 individual professional members and more than 5,000 dive centers and resorts in more than 175 countries and territories. Translations of PADI materials are available in more than 20 languages. PADI’s members’ worldwide market share of diver training and certification activities is more than 50%.

PADI has fully endorsed the use of Sea Spi watercraft by its members. We have been discussing a licensing arrangement with PADI that will provide us with monthly rental revenues on each boat operating at a PADI member’s location. However, we have not entered into any agreement with PADI in that regard, and can not give any assurances that we will be able to do so.

Hotels and Resorts

We believe that hotels located in warm water tourist destinations will also prove to be an indirect, but significant source of revenues for us. In order to be able to satisfy the demands of their guests for interesting activities to pursue while on vacation, hotels are always seeking new amenities to offer to their guests. We have held extensive negotiations with a number of hotel chains in promoting the Sea Sun product line. It is our intention to compensate hotels that refer their guests to one of our Sea Sun eco-tour locations, or book their guests on a Sea Sun eco-tour. However, we have not entered into any agreements in that regard, and can not give assurances that we will be able to do so.

Travel Agents

According to the American Society of Travel Agencies, in 2005, 43% of international air travelers booked air travel with a travel agent. Travel agents assist travelers in making important decisions in their travel arrangements. We have a program in place that will provide compensation to an agency for every tour booked on a Sea Spi by one of its customers.

We also intend to introduce a travel card program which would entitle the user to significant discounts on travel related items, and have begun discussions with two travel companies regarding the formation of a partnership through which the program would be implemented. It is our goal to complete those negotiations and start up the program during the first quarter of 2007.

Sales and Marketing

We are pursuing or intend to pursue three separate and distinct marketing approaches for our Sea Spi product line.

Conventional Location License and Boat Rental Approach

In most cases, we receive or will receive a one-time license fee from SSEI for a particular location, monthly rental payments for the Sea Spis employed or to be employed at that location and monthly licensing fees for the use of our business model, trademarks and trade names. In certain situations, we will waive the initial fee in return for a higher monthly licensing fee, or a higher monthly rental fee. SSEI is responsible for all aspects of the location’s management including, but not limited to:

•	choosing an internationally identified location;

•	hiring, training and properly supervising a staff of area managers and other personnel who shall be responsible for:

•	identifying suitable location venues;

•	identifying water sports operators to provide eco-tours at various locations as SSEI’s sublicensees;

•
providing suitable training to water sports operators and their personnel with regard to provision of eco-tours at, and the maintenance of the Sea Spi I and Sea Spi II watercraft assigned to, each location;

•
undertaking to create, acquire and provide initial marketing programs and materials at each location, and/or supervising the efforts of third party providers of marketing materials and services, in connection with their provision of such initial marketing programs.

SSEI ensures that its personnel and the personnel operating the location are highly trained and carry an enthusiastic attitude to the customers being served.

Our responsibilities include, but are not limited to:

•	manufacturing and delivering Sea Spi I and Sea Spi II watercraft and spare parts in sufficient quantities to permit SSEI or its sublicensees to conduct eco-tour operations at each location; and

•	furnishing training and guidance to SSEI with regard to:

•	standards, specifications and operating procedures and methods to be utilized by the SSEI and its sublicensees in connection with the conduct of eco-tour operations at each location;

•	purchasing products, equipment, signs, materials and supplies to be employed by SSEI and its sublicensees in the conduct of eco-tour operations; and

•	various advertising and marketing programs to be employed by SSEI and its sublicensees.

Marketing Partnerships

We also will negotiate or facilitate SSEI’s negotiation of marketing partnerships with local companies such as Bridgetown Cruise Terminals in Barbados. Under these agreements, the marketing partner will be responsible for providing referrals or sources of eco-tour customer referrals from cruise lines and local resorts, and SSEI or its sublicense will be responsible for providing the tours. The marketing partner will either receive a fixed fee or a share of the tour revenues derived from its referrals, and SSEI will receive or retain the balance of the revenues. From the moneys SSEI receives or retains, it will pay our rental and licensing fees, as well as its other operating expenses from those receipts. Our focus will be to develop strategic business relationships with partners who share the same business ideals, offering premium-quality, market-leading products and superior customer service.

Sales of Watercraft to Third Parties

We will selectively sell Sea Spis and other watercraft that we may develop outright through a dealer network. Our dealers and all parties who purchase our craft from them will be required to agree not to use the craft to engage in business which is competitive with the business operations conducted at SSEI’s locations and at our partners’ locations. We will sell the new products through a variety of methods including dealer networks, the Internet, trade magazines and trade shows. We will support our dealers through participation at North American trade show programs in order to attract dealers and increase the volume of sales per dealer. We will require that dealers be trained on the features of our watercraft as well as service and repair issues. The development of this network is part of the process of quickly building both sales and the Sea Sun brand.

Competition

In the most general sense, we compete with all suppliers and providers of recreational activities at ocean resort destinations, and the companies that manufacture the equipment used by consumers in engaging in those activities.

We consider our major competition to be manufacturers and other providers of personal water craft, or PWC. These craft are powered by a gasoline engine and are configured much like a motorcycle with a saddle for one, two or three passengers and a handlebar for steering. The use of PWC as a leisure or tourism activity has undergone a significant growth pattern, especially over the last decade. PWC became commercially available thirty years ago when Kawasaki Motors Corporation introduced its JetSki®. Other major brands of PWCs include the Waverunner® by Yamaha, the Aquatrax® by Honda and the SeaDoo® by Bombardier Recreational Products. Bombardier, Yamaha and a host of other recreational power boat companies also manufacture traditionally configured lines of gasoline engine powered boats that can be used to transport passengers to coral reefs and provide them with a platform from which they may dive to explore those reefs either with snorkels or scuba gear.

Some ocean resorts offer only non-motorized water sports to their patrons in order to avoid disturbing the peace and to provide for protection of the environment. Most ocean resorts offer water-skiing, jet skiing and parasailing, and may offer other extensive activities on, in and under the water, including snorkeling excursions, motorboat journeys, sailing, deep-sea diving, deep-sea fishing, windsurfing, surfing, submarine adventures and kayak trips. We do not believe that Sea Spi currently has any direct product competition. However, all of the foregoing activities compete for the tourist’s business.

The following is a partial list and average pricing of water sports activities offered at most ocean resorts throughout the Caribbean.

Water Activity	Duration	Cost

Catamaran rental	1 hour	$37.00
Catamaran courses	1 hour	$47.00
Catamaran Excursion	half day	$39.00
Canoe rental	1 hour	$20.00
Hydro Bike Rental	1 hour	$15.00
Jet Ski	30 min.	$60.00
Paddle Boats	1 hour	$15.00
Parasail	20 min.	$47.00
Scuba Diving	per tour	$95.00
Snorkeling Excursions	per tour	$50.00
Speed boat excursion	1 hour	$65.00
Tube Towing	15 min.	$14.00
Water-ski	25 min.	$60.00
Windsurfing board rental	1 hour	$25.00
Windsurfing courses	1 hour	$50.00
Submarine	50 min.	$95.00
Sea Spi eco-tour	60 min	$65.00 - $90.00

All of our major PWC competitors have greater financial, technical, research and development and marketing resources than we do. They have established a significant demand for their PWC and other marine pleasure craft product offerings that has enabled them to operate profitably over the course of a number of years. In order to be able to compete with them effectively, our beliefs that consumers traveling to ocean resort tourist destinations will have a sufficiently high demand for the ecologically friendly vacation experiences to be had through operation of our watercraft must be proven to be correct. At this still early stage in the life of our company, we do not possess sufficient information to be able to give any assurances in that regard.

Research and Development

During the past two years we conducted modest product development activities to enhance and improve our existing product line and to create new ecofriendly watercraft and related products. During 2005, our R&D expenditures amounted to $32,662 which was approximately $4,000 less than we spent on R&D in 2004.

It is our intention, as we become economically successful, to devote larger amounts to our product development efforts. Especially in regard to new and better propulsion and battery technologies. We believe that our Sea Spi watercraft have provided us with a technological edge in the niche market for an ecologically friendly PWC. We further believe that maintaining that edge will be a critical factor as we endeavor to expand and strengthen our business.

Intellectual Property

We have not sought patent protection for the proprietary design of our Sea Spi I and Sea Spi II watercraft, or for the innovative electric opposing thrust propulsion technologies and proprietary viewing window incorporated into the bow water line of our Sea Spis.

The protection of proprietary technology and information which we have developed or may in the future develop will be limited primarily to the protections available under applicable trade secret or copyright laws, or under any confidentiality agreements which we may enter into. At the present time, we do not own any registered trademarks, and we have no applications for registration of trademarks pending. We intend to register various trademarks and trade names for certain of our products. However, we cannot give any of our investors any assurances in any of those regards.

We have entered into confidentiality agreements with our key personnel and with various third parties. We can not assure our investors that the scope of any protection we have been able to secure through those agreements will be adequate to protect our proprietary information, or that we will have the financial resources to engage in litigation against parties who may infringe our proprietary technology or copyrights. We also cannot provide our investors with any degree of assurance regarding the possible independent development by others of technology similar to ours. We do believe, however, our business or future prospects will not be adversely impacted by reason of the fact that we have only been able to secure limited protections for our intellectual property. We also believe that our products do not infringe the proprietary rights of third parties. However, we cannot give any assurance to our investors that third parties will not assert infringement claims in the future.

Employees

As of December 31, 2005, our staff was comprised of three employees, all of whom were full time executives. None of our other employees is represented by a union. We have not experienced any strikes or work stoppages and, our management is of the opinion that we have good working relations with our employees.

Forward-Looking Statements

Some of the statements made in this Form 10-KSB are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, general economic and industry conditions; competitive products and pricing pressures and increased pricing pressures from our customers. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

Our relationship with our Master Licensee, and its ability to establish and manage local eco-tour operations throughout the world are extremely important factors which will materially impact our business and our financial condition.

Under the business model that we adopted in June of this year, we are responsible for the strategic aspects of identifying suitable eco-tour locations and eco-tour partners throughout the world, and for developing, producing and supplying the SeaSpi and other watercraft to be used at those locations. We have contractually ceded to our master licensee, SSEI, all tactical responsibilities regarding the establishment, staffing and operation of each Sea Sun eco-tour location.

The acceptance of Sea Sun eco-tours by the consumer public will be largely dependent on the degree to which SSEI will be successful either in directly operating the eco-tour businesses that will be established at each location, or in identifying, entering into sublicenses with and supervising the water sports business providers who will be operating those Sea Sun eco-tour locations as SSEI’s sublicensees.

Our business and financial condition could be materially adversely affected if the business relationship between SSEI and us were to suffer any material setbacks as a result of our disagreement or dissatisfaction regarding SSEI’s operations or otherwise.

If any of the small number of companies who produce the engines, batteries and other major components of our watercraft, or the company that integrates those components into the watercraft that it manufactures for us were to cease doing business with us, our ability to expand our business could be materially adversely affected.

The engine, propulsion, energy storage and steering systems employed in the manufacture of our Sea Spi watercraft are produced by separate and unrelated companies. And, only one manufacturer produces the hulls and integrates those various components into a finished vessel. We believe that we would be able to find suitable replacements for each of those manufacturers. However, the failure or refusal of any of those manufacturers to ship those various components to our watercraft manufacturer or the failure or refusal of that manufacturer to produce finished Sea Spis in a timely manner or to meet our quality standards could adversely affect our ability to deliver watercraft to various locations in a timely manner. Any delays in delivery of our watercraft to new and existing locations caused by component delivery delays, watercraft manufacturing delays, disruption in services of delivery carriers or other factors could have a material adverse effect on our financial condition or results of operations.

We operate in a highly competitive industry which may adversely affect our results of operations.

The industry in which we operate is highly competitive. We have a number of significant competitors, all of whom have financial and marketing resources which are substantially greater than ours. In order to be able to compete effectively, demand for the ecologically friendly vacation experiences to be had through operation of our watercraft must occur, and we must be able to take advantage of that demand by operating our business in a profitable manner.

Our ability to operate profitably is dependent on the sale of our watercraft and the conduct of eco-tour business operations by SSEI and others in areas of the world where weather conditions may materially adversely affect such activities.

We are a company that derives substantially all of its revenues from the sale of watercraft and from boat rental fees resulting from the use of that watercraft at ocean resorts located throughout the world. Our sales, inventory levels and resulting profitability are affected by weather conditions that influence tourists’ decisions to travel to and stay in those locales. Those decisions will be adversely affected by largely unpredictable weather phenomena such as lengthy periods of rain and hurricane activity.

A downturn in general economic or business conditions could adversely affect our business and prospects.

The rental of our watercraft is purely a discretionary expenditure by the consumers comprising our target market. Therefore, sales of our watercraft to SSEI and others, and the rental of those vessels to the consumer public, should be expected to decline during periods of economic uncertainty when consumer confidence is lower. Accordingly, any significant decline in general economic conditions, including uncertainty regarding future economic prospects, could have a material adverse effect on our business, financial condition and results of operations.

Our future growth will largely depend on Sea Sun eco-tour operations conducted in markets outside of North America, which are both unpredictable and not within our control.

We will derive our watercraft rental revenues from more many countries outside of North America. The business environments in these international markets are not well known by us. What we do know is that those environments can change rapidly due to the diversity of their respective economic, political and social factors. Those factors include political and economic instability, changes to trade tariffs as well as to applicable tax laws. Our inability to accurately predict or control these factors due to our inexperience in those markets could affect our profitability.

If our competitors develop and patent equivalent or superior technologies for watercraft competing against ours, our competitive position may be harmed.

The design of our Sea Spi watercraft is not protected against exploitation via patents. We intend to rely on trade secret laws, to the extent they may be available in other countries, to protect certain aspects of our business. Our failure or inability to obtain worldwide patent protection for the design of our watercraft may result in other companies copying and marketing products based on our designs outside of the United States. This could impede our growth in existing markets and our entry into new markets, and result in a greater supply of similar products that could diminish the demand for Sea Sun eco-tours and our ability to generate revenues.

It is possible that our competitors will develop and patent equivalent or superior watercraft designs and technologies that will compete with ours. They may assert these patents against us in markets located outside of the United States and we may be required to license these patents on unfavorable terms or cease using the designs covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.

The failure to adequately build, maintain and enforce our intellectual property portfolio could impair the strength of our product attractiveness and our brand recognition, and harm our competitive position.

Our stock is not listed on any exchange or admitted to trading in any market. If and when our stock does become listed or admitted to trading, it may be a penny stock subject to the SEC’s penny stock regulations which may limit an investor’s ability to buy and sell our shares.

Our common stock is not currently traded anywhere. It is our intention to undertake the steps necessary for trading to commence on the OTC Bulletin as soon after the filing of this Report as possible. However, we cannot give any assurances that such efforts will be successful, or if they are, that any market for our shares will be successfully established. If our shares are not admitted to trading on the OTC Bulletin Board, they will be traded on the over-the-counter market and quoted in the Pink Sheets. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the price of our common stock in any market for them that may be established. To the extent that such a market does become established, our stock may fall within the SEC’s definition of a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock rules impose sales practice requirements on broker-dealers who sell a penny stock to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that, in the past, the penny stock rules have discouraged investor interest in and have limited the marketability of the securities covered by those rules.

NASD sales practice requirements may also limit an investor’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. In the event that our stock will become subject to the SEC’s penny stock rules, the NASD’s requirements will make it more difficult for broker-dealers to recommend that their customers buy our stock. That, in turn, could limit an investor’s ability to buy and sell our stock which could adversely affect the market for our shares.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. In the event that our stock becomes admitted to trading on the OTC Bulletin Board, the characteristics described above could limit an investor’s ability to buy and sell our stock which could adversely affect the market for our shares.

Item 2. Description of Property

We maintain our corporate headquarters at 940 Sheldon Court; Suite 201, Burlington, Ontario, Canada. Our offices consist of approximately 500 square feet at that location which we rent from Izumi Outdoors Inc. on a month to month basis. Our monthly rent is Cdn$500. Izumi Outdoors Inc. is a company affiliated with Wayne Izumi, one of our directors. We began occupying and incurring rental obligations for those premises in September, 2006.

Item 3. Legal Proceedings

We are not a party, and our property is not subject to, any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is not yet traded on or through any listing service, market or exchange. It is our intention to undertake the steps necessary for trading of our common stock to commence on the OTC Bulletin Board as soon after the filing of this Report as possible.

We believe that our common stock is held beneficially and of record by approximately  270 persons.

Dividend Policy

We have never paid or declared any cash or other dividends on our common stock. We have no current plans to pay common stock dividends. We intend to retain earnings, if any, for working capital purposes. Any future determination as to the payment of dividends will depend upon our results of operations, and on our capital requirements financial condition and other relevant factors which be in effect at that time.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Report. See also “Business.”

Results of Operations

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

During 2005 and 2004, we did not derive any revenues from the licensing of locations or from the rental of our watercraft. All of our activities during those two years were focused on:

•	developing our new Sea Spi watercraft,

•	negotiating location investment agreements with various investors,

•	and marketing our Sea Sun eco-tour program to potential eco-tour referral sources, such as:

•	hotel chains and cruise lines, and

•	potential providers of eco-tours, such as operators of scuba diving and other recreational water sports businesses.

Revenues

As a result of our efforts to attract location investors, we entered into 47 location agreements regarding 68 locations in 2005. Pursuant to those agreements, our investors agreed to pay us a total of $7,743,400. $3,903,590 of that amount was paid during 2005, and the balance of $2,868,200 became due and payable over the ensuing three years. We did not enter into any investment agreements in 2004. In accordance with EITF Issue 88-18, the funds that we received pursuant to those location agreements were recorded as debt. Inasmuch as we did not derive licensing or rental income from the operation of those locations in 2005, we did not amortize any portion of those funds.

Operating Expenses

During 2005, our operating expenses were approximately $2,168,000 as compared to approximately $348,000 in 2004. The six-fold increase was primarily due to:

•	an increase of approximately $1,031,000 (from $0.00 in 2004) in location sales costs,

•	an increase of approximately $414,000 in wages and contractor fees,

•	an increase of approximately $76,068 in travel related expenses, and

•	an increase of approximately 45,732 in professional fees.

Research and Development Expenses

Research, development and engineering expenses consist primarily of the payments we made to unaffiliated contractors with regard to the development of our Sea Spi watercraft. In 2005, research, development, and engineering expenses decreased to approximately $33,000 from the approximately $37,000 we spent in 2004.

We intend to increase our research and development investment at such time as our operating income warrants such actions, so that we will be in a position to enhance our existing product and eco-tour offerings and provide innovative new products and offerings. However, we cannot give our investors any assurances that we will be successful in that regard.

Loss from Operations

Our loss from operations for 2005 was approximately $2,168,000 compared to a loss of approximately $348,000 for 2004. The six fold increase was due primarily to the increased investor location sales activities and the professional fees we incurred in pursuing those activities.

Currency Exchange Rate Effects

We did not incur any currency exchange rate gains or losses in 2005 or 2004. However, Sea Sun Alberta’s functional currency is the Canadian dollar, while our functional currency is the United States dollar. Sea Sun Alberta’s financial statements were translated to US dollars prior to consolidation using year-end exchange rates for the balance sheet, and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. This resulted in a positive foreign currency translation adjustment of approximately $43,000 at December 31, 2005 and a negative adjustment of approximately $10,000 at December 31, 2004.

Income Taxes

Our estimated annual effective tax rate for 2005 was 0% based on our pre-tax loss for 2005. As of December 31, 2005, we had net operating loss carryforwards of approximately $3,044,000, which begin to expire in 2017, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Net Loss Per Share

Our 2005 basic and diluted net loss per share was $0.12 compared to a basic and diluted net loss of $0.02 per share for 2004.

Liquidity and Capital Resources

As of December 31, 2005, we held cash and cash equivalents of approximately $1,319,000. Our working capital increased to approximately $2,877,000 at December 31, 2005 from approximately $46,000 at December 31, 2004. The increase in our working capital was due to the funds we received from the location agreements we entered into during 2005 and the sales of our common stock that occurred in that year.

Our net cash used in operating activities for the year ended December 31, 2005 was approximately $1,864,000. That usage funded the operating loss we incurred that year.

Cash used in investing activities was approximately $1,755,000, all of which was attributable to capital expenditures for new watercraft.

Cash provided by financing activities of approximately $4,769,000 for the year ended December 31, 2005 resulted primarily from our location sales, sales of our common stock and the exercise of warrants.

We do not have any revolving credit or other sources of debt financing. Furthermore, we do not intend to enter into any new location sales agreements. We believe that current levels of cash and cash equivalents, together with cash from operations, will be sufficient to meet our capital requirements for the next 12 months.

At December 31, 2005, our contractual obligations and commitments to make future payments were, as follows:

PAYMENT DUE BY FISCAL YEAR

	TOTAL	2006	2007	2008	2009	2010	FUTURE
Office lease, Kelowna	$193,989	$34,026	$36,676	$39,326	$41,976	$41,976	$—

Total contractual obligations	$193,989	$34,026	$36,676	$39,326	$41,976	$41,976	$—

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangement during the years ended December 31, 2005 and 2004.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with accounting principles requires us to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements contained in this Report for further discussion of significant accounting policies.

Revenue recognition - we have four sources of revenue under our new business model:

•	Sales of watercraft products — revenue is generally recorded when all of the following conditions have been met:

•	an order for a product has been received from the purchaser,

•	written approval for payment has been received from the purchaser’s financial institution,

•	a common carrier signs the delivery ticket accepting responsibility for the product as agent for the purchaser, and

•	the product is removed from our inventory for delivery to the purchaser;

Initial licensing fees on locations financed by SSEI - initial licensing fees are non-revocable, and revenue is recognized ratably over the license term.

Monthly rental income from SSEI - we invoice SSEI on the first day of each month for that month, and revenue is recorded on the invoice date.

On-going licensing fees from SSEI from locations financed by us - we invoice SSEI on the first day of each month for that month, and revenue is recorded on the invoice date.

Accounts receivable and allowance for bad debt -we perform a detailed review of amounts receivable on a monthly basis to determine if they are impaired based on factors affecting the collectibility of those balances. Our estimate of the allowance for doubtful accounts requires us to exercise significant judgment about the timing, frequency, and severity of collection losses, which affects the allowances and net income.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 151, “Inventory Costs.” This pronouncement amends ARB No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material. SFAS 151 is not expected to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS 153 “Exchanges of Nonmonetary Assets.” SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This pronouncement does not currently apply to us.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of us will be dependent on the number of options granted and the fair value of those options. SFAS 123R was effective August 1, 2005.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This pronouncement replaces Accounting Practices Bulletin, or APB, Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances), whereas many of these instruments were previously classified as equity. SFAS 150 is not expected to have a material effect on our financial position or results of operations.

Item 7. Financial Statements

Our balance sheet at December 31, 2005 and the related statements of operations, stockholders' equity and statements of cash flows for each of the years ended December 31, 2005 and 2004 and the report of the independent registered public accounting firm thereon required under Regulation S-X are included herein as a separate section following Item 14 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure. See our report on Form 8-K filed on January 6, 2006 regarding the change in legal composition of our accountants from a corporation to a professional limited liability company.

Item 8A - Controls and Procedures

In accordance with our management’s responsibilities for establishing and maintaining adequate internal control over our financial reporting, we maintain disclosure controls and procedures that are designed to provide reasonable assurance that:

•	information required to be disclosed in our Exchange Act reports

•	is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms,

•	is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure,

•	our transactions are properly authorized;

•	our assets are safeguarded against unauthorized or improper use; and

•	our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-KSB. Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls and procedures, and whether we had identified any acts of fraud involving personnel who have a significant role in the implementation of those controls and procedures.

Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-KSB, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

There were no changes in our disclosure controls and procedures during the fourth quarter of fiscal 2005 that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 8B - Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

Our directors are elected annually and serve until the next annual meeting of stockholders following their election at which their respective successors have been elected and qualified, or until their earlier resignation or removal. Our executive officers are appointed by, and serve at the pleasure of, the Board.

The Board of Directors does not currently have an Audit, Compensation or Nominating Committee. It is our intention to nominate for election to the Board at our next annual meeting, in addition to our sole current independent director, two other independent directors. At that time, the Board will adopt written charters for, and appoint independent directors to serve as members of, standing audit, compensation and nominating committees.

Our Certificate of Incorporation contains provisions indemnifying our officers, directors, employees and agents against certain liabilities.

The following table sets forth the names and ages of our directors and executive officers, and provides a description of their positions of employment for at least the past five years:

Rodney Koch 42 years old Director since 2004 Chairman of the Board
Mr. Koch has been the Chairman of our Board since May 2004. Since February 2003, he has served as Chairman of Sea Sun Alberta’s Board, and he served as its President between February 2003 and October 2003. Since May 2000,
Mr. Koch has also served as President of Seahorse International Ventures Inc., a company that he founded and which is engaged in the leisure water sports business.

Graham Millington 56 years old Director since 2004 President and Chief Executive Officer
In May 2004, Mr. Millington became our President and Chief Executive Officer. In October 2003, he became President and Chief Executive Officer of Sea Sun Alberta, a position that he still holds. From August 2001 - September 2003, he served as Chief Financial Officer of Martin Health Group Inc., a manufacturer and distributor of health care products. Between July 1996 and July 2001, he served as President and a director of Jaffa Sweet Juices, a company that he acquired in 1996, and the Canadian Highland Beverage company, which he founded in 1999. Both companies were engaged in the manufacture and distribution of beverage products. Between 1995 and 1996, he served as Chief Financial Officer of Farini Corporation, a publicly held manufacturer and distributor of pasta products. Mr. Millington holds a graduate business degree from Lakehead University.

Gregory N. Heller 49 years old Vice President and Chief Financial Officer
Mr. Heller joined us in June 2005. He has more than 20 years experience with finance, operations and strategic business development. In 1985, he co-founded Bio Ped Franchising Inc., a privately held franchisor of foot health products and services, with over 27 franchised locations. He served as President and a director of that company until March 2005. Mr. Heller holds a BA in Economics from the University of Western Ontario and a Masters in Business Administration (M.B.A.) from York University.

Wayne Izumi 58 years old Director since 2004
Mr. Izumi is President of Stoller Canada Inc., a Canadian agricultural chemical corporation that he founded more than 25 years ago. He is also the founder and President of Izumi Outdoors Inc., a multi-media corporation which has produced TV fishing shows in Canada for more than 20 years. Since 2004, Mr. Izumi has been a director of Jenex Corp., a Canadian publicly held company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons. Based solely on our review of the forms furnished to us, we believe that all of those filing requirements were complied with by our executive officers and directors during fiscal 2005, except as follows: Each of Messrs. Koch, Millington, Heller and Izumi should have filed initial statements regarding their holdings of our common stock on SEC Form 3 on or about December 16, 2004. Also, each of Messrs. Koch, Millington and Heller should have filed statements disclosing the changes in their holdings which resulted from the issuance of options to them on or about December 1, 2005. Those filings were not made by us for Messrs. Koch, Millington, Heller until October 5, 2006, and Mr. Izumi’s Form 3 filing was not made by us until October 11, 2006.

Codes of Ethics

We have adopted a code of ethics for senior executive officers that applies to every employee or officer who holds the office of principal executive officer, principal financial officer, principal accounting officer, treasurer or controller, or any person performing similar functions. We have also adopted a Code of Ethics and Business Conduct that applies to each of our officers, directors and employees, and the officers, directors and employees of each of our subsidiaries.

Item 10 - Executive Compensation

We will refer to our Chairman, Chief Executive Officer and Chief Financial Officer as our named executive officers. We have entered into employment agreements with our named executive officers that obligate us to pay each of them in excess of $100,000 commencing at such time when the board determines that we are adequately capitalized. As of the date of filing of this report, the Board had not made that determination. During the three years ended December 31, 2005, we did not pay compensation to any of named executive officers in excess of $100,000. The particulars of the compensation paid to each of those persons during 2005 and the month of December 2004 - the month when we acquired Sea Sun Alberta, are set out in the following summary compensation table.

We did not pay any compensation that would qualify as payouts pursuant to long-term incentive plans (“LTIP Payouts”), or “All Other Compensation” and we did not issue any SARs during that period of time.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Rodney Koch, Chairman	2005	96,840		—	—	400,000	(1)
Rodney Koch, Chairman	2004	8,640	(2)	—	—	—
Graham Millington, CEO	2005	76,640		—	—	400,000	(1)
Graham Millington, CEO	2004	8,640	(2)	—	—	—
Gregory Heller, CFO	2005	20,000		—	—	200,000	(1)
Gregory Heller, CFO	2004	—		—	—	—

(1) This person’s right to purchase one half of the shares issuable under this option will vest on December 1, 2006 and his right to purchase the other half of those shares will vest on December 1, 2007.

(2) In 2004, we only paid compensation to this person during the month of December.

Option/SAR Grants in Last Fiscal Year

We did not grant any options or SARs to any of the named executive officers during the year ended December 31, 2005, except to the extent indicated in the following table:

Option/SAR Grants in Last Fiscal Year
Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Rodney Koch	400,000	40%	$0.75	11/30/2015
Graham Millington	400,000	40%	$0.75	11/30/2015
Gregory Heller	200,000	20%	$0.75	11/30/2015

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

None of the named executive officers exercised any of their options during the year ended December 31, 2005.

Compensation of Directors

We have not paid and do not presently propose to pay cash compensation to any director for acting in such capacity, except for reimbursement for reasonable expenses in attending our Board and Board Committee meetings.

Employment Contracts, Termination of Employment and
Change in Control Arrangements

We entered into employment agreements effective December 1, 2005 with Messrs. Koch, Millington and Heller to serve, respectively, as Chairman, President/Chief Executive Officer and Chief Financial Officer. The initial term of each agreement shall expire on December 31, 2008, but shall be automatically extended for additional periods of one year unless sooner terminated, or unless either party gives 60 days’ notice of its desire not to extend the agreement.

Pursuant to Mr. Koch’s and Mr. Millington’s agreements, each of them shall:

•	be paid a base salary of $225,000 per annum commencing at such time when the Board determines that we are adequately capitalized;

•	be entitled to receive such increases in that base salary and such annual bonuses as the Compensation Committee of the Board may determine;

•
receive a ten year option to purchase 400,000 shares of our common stock at an exercise price of $0.75 per share, half of which shall vest on the first and second anniversaries of the grant date of the option; and

•
receive two ten year options to purchase 100,000 shares of our common stock on the first day of our 2007 and 2008 fiscal years at an exercise price equal to the fair market value of the common stock on such dates, half of which shall vest on the first and second anniversary’s of the grant date of the option.

Pursuant to Mr. Heller’s agreement, he shall:

•	be paid a base salary of $150,000 per annum commencing at such time when the Board determines that we are adequately capitalized;

•	be entitled to receive such increases in that base salary and such annual bonuses as the Compensation Committee of the Board may determine;

•
receive a ten year option to purchase 200,000 shares of our common stock at an exercise price of $0.75 per share, half of which shall vest on the first and second anniversaries of the grant date of the option; and

•
receive two ten year options to purchase 100,000 shares of our common stock on the first day of our 2007 and 2008 fiscal years at an exercise price equal to the fair market value of the common stock on such dates, half of which shall vest on the first and second anniversary’s of the grant date of the option.

Stock Option Plan

The Board has adopted a stock option and stock appreciation rights plan, or Plan. We became authorized to issue non-qualified options, that is options that do not qualify for the special treatment accorded to so-called “incentive options” under the Internal Revenue Code, on December 20, 2005. The issuance of incentive options under the Plan is subject to approval of our shareholders. It is anticipated that the shareholders will approve the adoption of the Plan at the next annual meeting of shareholders. A total of 2,000,000 shares of common stock may be issued under the Plan. Pursuant to the Plan, our officers, directors, employees and consultants may be awarded incentive and non-qualified options to purchase shares of our common stock and rights to participate in the appreciation in value of our common stock. During 2005, we granted non-qualified options to various consultants to purchase 1,000,000 shares of common stock under the Plan at a weighted average exercise price of $.75 per share.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of filing of this report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Outstanding Shares Owned (3)
Rodney Koch, Chairman	5,720,000	(4)	27.5%
Graham Millington, President and CEO	2,556,500	(5)	12.3%
Gregory N. Heller, Chief Financial Officer	350,000	(6)	1.7%
Wayne Izumi, Director (7)	100,000		0.5%
All Officers and Directors as a Group (of 4)	8,726,500	(8)	41.4%

(1)    Unless otherwise noted, the address of each shareholder is c/o Sea Sun Capital Corporation, 940 Sheldon Court; Suite 201, Burlington, Ontario, Canada.

(2)    All shares are owned beneficially and of record unless indicated otherwise.

(3)    Based upon 20,565,141 shares issued and outstanding on the date of this report, plus where indicated, shares issuable under outstanding options.

(4)    Includes 3,020,000 shares held by Sea Horse International, Inc., a corporation owned and controlled by Mr. Koch, and 200,000 shares that Mr. Koch is entitled to purchase within 60 days of the date of this report pursuant to an option granted pursuant to his employment agreement. Does not include 550,000 shares held by Mr. Koch’s wife, mother and daughters, as to which Mr. Koch disclaims all voting rights and rights of beneficial ownership.

(5)    Includes 200,000 shares that Mr. Millington is entitled to purchase within 60 days of the date of this report pursuant to an option granted pursuant to his employment agreement. Does not include 538,000 shares held by Mr. Millington’s wife, two sons and daughter, as to which Mr. Millington disclaims all voting rights and rights of beneficial ownership.

(6)    Includes 100,000 shares that Mr. Heller is entitled to purchase within 60 days of the date of this report pursuant to an option granted pursuant to his employment agreement. Does not include 27,500 shares held by Mr. Heller’s parents and sister, as to which Mr. Heller disclaims all voting rights and rights of beneficial ownership.

(7)    The address of this shareholder is 251 Appleby Rd., Ancaster, Ontario, Canada L9G 2V6.

(8)    Includes the shares issuable within 60 days of this report upon exercise of the options held by Messrs. Koch, Millington and Heller.

Equity Compensation Plan Information

The following table sets forth, as of the end of our fiscal year ended December 31, 2005, information regarding all compensation plans (including individual compensation arrangements) under which any of our equity securities have been authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0

Equity compensation plans not approved by security holders	1,000,000	$0.75	0
Total	1,000,000	$0.75	0

Item 12 - Certain Relationships and Related Transactions

In December 2003,we acquired Sea Vu watercraft and accessories having an aggregate fair market value of $196,490 Canadian dollars from Seahorse, a corporation owned and controlled by Mr. Koch. We paid Seahorse $350,000 Canadian dollars for those assets, which resulted in our recognition of an intangible asset of $153,510 Canadian dollars. The intangible asset consisted of marketing and other efforts made by Seahorse to establish brand recognition of the Sea Vu watercraft.

During 2005 and 2004, Seahorse paid for several of our or Seas Sun Alberta’s expenses. During 2005, Seahorse paid approximately $114,000 in our behalf, and received approximately $124,000 from us in reimbursements. During 2004, Seahorse paid for approximately $80,000 in our behalf, and received approximately $25,000 from Sea Sun Alberta in reimbursements. At December 31, 2005, we owed Seahorse approximately $117,000.

In October 2006, we began renting our headquarters office premises from Izumi Outdoors Inc., a corporation owned and controlled by Mr. Izumi.

Item 13 - Exhibits

Exhibits required by Item 601 of Regulation S-B

Number	Description

3.1	Our Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed with the SEC on February 7, 2001 under Commission File No. 0003207)

3.2	Certificate of Amendment of our Certificate of Incorporation

3.3	Our By-Laws

4.1	Specimen of the certificate representing our common stock, $.001 per value

4.2	Our stock option and stock appreciation plan.

10.1	Transfer and Assignment Agreement dated the 29th day of June 2006 between us and Sea Sun Enterprises, Inc.

10.2	Amended and Restated Master License Agreement between us and Sea Sun Enterprises, Inc.

10.3	Employment Agreement dated December 1, 2005 between us and Rodney Koch

10.4	Employment Agreement dated December 1, 2005 between us and Graham Millington

10.5	Employment Agreement dated December 1, 2005 between us and Gregory Heller

14.1	Code of Ethics for Senior Executive and Financial Officers

14.2	Code of Ethics and Business Conduct

21.1	List of our subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14 - Principal Accountant Fees and Services

Fees paid to Child, Van Wagoner & Bradshaw, PLLC

	Years Ended
	December 31,
	2005	2004

Audit Fees (1)	$18,000	$12,500
Audit-related fees (2)	11,500	0
Tax Fees	0	0
Total	$29,500	$12,500

(1)
Audit services of Child, Van Wagoner & Bradshaw, PLLC consisted of the audit of our consolidated financial statements, quarterly review of our financial statements and filings on SEC Forms 10-KSB and 10-QSB.

(2)	Includes consultations on accounting matters.

SEA SUN CAPITAL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheet at December 31, 2005	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sea Sun Capital Corporation

We have audited the consolidated balance sheet of Sea Sun Capital Corporation as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sea Sun Capital Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah

June 30, 2006

SEA SUN CAPITAL CORPORATION
Consolidated Balance Sheet

December 31, 2005
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,318,979
Accounts receivable - location sales, current portion (Note 3)	1,688,660
Accounts receivable - other	21,448
Equipment deposits	196,465
Prepaid expenses	25,244
Total Current Assets	3,250,796

PROPERTY AND EQUIPMENT - NET	1,838,749

OTHER ASSETS

Accounts receivable - location sales, long-term portion (Note 3)	2,151,150
Intangible asset (Note 5)	131,700
Total Other Assets	2,282,850

TOTAL ASSETS	$7,372,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$44,226
Accounts payable - related parties	117,280
Accrued liabilities	211,952
Total Current Liabilities	373,458

LONG-TERM DEBT - LOCATION SALES	7,743,400

TOTAL LIABILITIES	8,116,858

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 USD par value; 50,000,000 shares
authorized, no shares issued and outstanding (Note 4)	-
Common stock, $0.001 USD par value; 100,000,000 shares
authorized, 19,995,161 shares issued and outstanding (Note 4)	19,995

Additional paid-in capital	2,602,651
Stock deposits (Note 4)	107,596
Accumulated deficit	(3,440,841)
Foreign currency translation adjustment	(33,864)

Total Stockholders' Deficit	(744,463)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,372,395

The accompanying notes are an integral part of these financial statements

SEA SUN CAPITAL CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2005	2004

REVENUE	$-	$-

OPERATING EXPENSES

Location sales costs (Note 3)	1,030,505	-
Wages and contractor fees	464,849	50,980
Professional fees	220,466	174,734
Depreciation	182,182	34,506
Travel, meals, and entertainment	111,944	35,876
Research and development	32,662	36,657
Office expenses	14,004	8,784
Advertising	13,161	1,626
Facilities rent	5,406	-
Other general and administrative	93,289	4,568

Total Operating Expenses	2,168,468	347,731

LOSS FROM OPERATIONS	(2,168,468)	(347,731)

OTHER INCOME (EXPENSES)

Write-off of obsolete inventory	(4,530)	-
Loss on disposal of fixed assets	-	(22,147)
Interest income	371	10

Total Other Income (Expenses)	(4,159)	(22,137)

LOSS BEFORE INCOME TAXES	(2,172,627)	(369,868)

PROVISION FOR INCOME TAX EXPENSE	-	-

NET LOSS	$(2,172,627)	$(369,868)

BASIC AND DILUTED:
Net loss per common share	$(0.12)	$(0.02)

Weighted average shares outstanding	18,605,579	15,249,338

OTHER COMPREHENSIVE LOSS

NET LOSS	$(2,172,627)	$(369,868)

Foreign currency translation adjustment	42,879	(10,002)

COMPREHENSIVE LOSS	$(2,129,748)	$(379,870)

The accompanying notes are an integral part of these financial statements

SEA SUN CAPITAL CORPORATION
Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated	Total
			Additional			Other	Stockholders'
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deposits	Deficit	Loss	(Deficit)

Balance, December 31, 2003	7,715,228	$5,970	$1,206,852	$-	$(898,346)	$(66,741)	$247,735

Shares issued at $0.415 per share
for cash, par value $.001 CND	30,000	25	12,440	-	-	-	12,465

Shares issued at $0.249 per share
for fixed assets, par value $.001 CND	300,000	249	74,539	-	-	-	74,788

Shares issued for services, par
value $.001 CND	562,000	467	158,316	-	-	-	158,783

Recapitalization	8,330,000	10,226	(10,226)	-	-	-	-

Cash advances for common stock	-	-	-	306,208	-	-	306,208

Foreign currency translation	-	-	-	-	-	(10,002)	(10,002)

Net loss for the year ended
December 31, 2004	-	-	-	-	(369,868)	-	(369,868)

Balance, December 31, 2004	16,937,228	16,937	1,441,921	306,208	(1,268,214)	(76,743)	420,109

Shares issued at $0.25 per share
against cash advances	1,246,833	1,247	304,961	(306,208)	-	-	-

Shares issued for services	200,000	200	99,800	-	-	-	100,000

Shares issued at $0.50 per share
for cash	929,000	929	463,571	-	-	-	464,500

Exercise of warrants at $0.327	577,500	577	187,903	-	-	-	188,480

Shares issued at $1.00 per share
for cash	104,600	105	104,495	-	-	-	104,600

Cash advances for exercise of
warrants	-	-	-	107,596	-	-	107,596

Foreign currency translation	-	-	-	-	-	42,879	42,879

Net loss for the year ended
December 31, 2005	-	-	-	-	(2,172,627)	-	(2,172,627)

Balance, December 31, 2005	19,995,161	$19,995	$2,602,651	$107,596	$(3,440,841)	$(33,864)	$(744,463)

The accompanying notes are an integral part of these financial statements

SEA SUN CAPITAL CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,172,627)	$(369,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	182,182	34,506
Common stock issued for services	100,000	158,783
Write-off of obsolete inventory	4,530	-
Loss on disposal of fixed assets	-	22,147
Changes in operating assets and liabilities:
Increase in other receivables	(20,722)	-
Increase in equipment deposits	(189,816)	-
Increase in prepaid expenses	(24,558)	-
Increase in accounts payable	34,440	1,543
Increase in accounts payable - related parties	10,851	-
Increase in accrued liabilities	211,653	36,245

Net Cash Used in Operating Activities	(1,864,067)	(116,644)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(1,754,652)	(19,556)

Net Cash Used by Investing Activities	(1,754,652)	(19,556)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from location sales	3,903,590	-
Proceeds from common stock sales	569,100	12,465
Proceeds from advances on common stock sales	107,596	306,208
Proceeds from exercise of warrants	188,480	-

Net Cash Provided by Financing Activities	$4,768,766	$318,673

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(44,839)	(3,607)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,105,208	$178,866

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,771	34,905

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,318,979	$213,771

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities

Location sales financed with notes receivable	$3,839,810	$-
Fixed assets purchased on credit	$-	$6,648
Common stock issued for fixed assets	$-	$74,788

The accompanying notes are an integral part of these financial statements

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 1 - Organization

Sea Sun Capital Corporation (the Parent) was organized as a blank check company under the laws of the state of Delaware as Alpha Holding, Inc. on August 19, 1997. A name change to Sea Sun Capital Corporation was effected September 29, 2004. The Parent engaged in minimal operations from its inception until December 16, 2004, on which date it acquired 100% of the stock of Sea Sun Capital Corporation (the Subsidiary), which was organized under the laws of Alberta, Canada on February 19, 2003. The acquisition was accounted for as a recapitalization, commonly referred to as a reverse merger, inasmuch as the post-acquisition owners and control persons of the Parent are substantially the same as the pre-acquisition owners and control persons of the Subsidiary. The financial statements reflect primarily the operations of the Subsidiary, with a recapitalization to illustrate the effects of the reverse merger. The consolidated entity is hereafter referred to as ‘the Company.’

The Company sells, rents and licenses the use of water leisure craft manufactured by unaffiliated entities pursuant to the Company’s proprietary designs and specifications to an unaffiliated master licensee and other eco-tour operators located in domestic and international markets.

The Company is not considered to be a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” Although the Company has accumulated a deficit and has not recorded any revenues, the Company has commenced its planned principal operations, and has generated substantial proceeds from Location sales. Pursuant to EITF 88-18, “Sales of Future Revenues,” the Company could not recognize any portion of the proceeds generated from the Location sales recorded by the Company in 2005 as revenue. Instead, those amounts have been recorded as debt to be amortized using the interest effective method. In addition, the Company has raised a significant amount of capital due to sales of its common stock. Based on these factors, and the Company’s favorable current ratio, the Company is deemed capable of continuing as a going concern for the foreseeable future.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

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

Foreign Currency and Comprehensive Income - The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD). The financial statements of the Subsidiary were translated to USD prior to consolidation using year-end exchange rates for the balance sheet, and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The year-end exchange rate of $.85793 was used to convert the Subsidiary’s December 31, 2005 balance sheet, and the statements of operations used weighted average rates of $.82889 and $.77169 for the years ended December 31, 2005 and 2004, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. In 2003, the Subsidiary issued 1,715,228 warrants, each exercisable for one share of the Company’s common stock. In December 2005, the Company issued options to purchase 1,000,000 shares to its officers. Due to net losses sustained in 2005 and 2004, the outstanding options and warrants would have an antidilutive effect on net loss per share. Accordingly, basic and diluted loss per share is the same.

Income Taxes - The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109, “Accounting for Income Taxes,” to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, etc., based on the income taxes expected to be payable in future years. Deferred tax assets totaling $1,204,294 have arisen as a result of net operating loss carryforwards, and have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. The valuation allowance increased during the years ended December 31, 2005 and 2004 by $760,419 and $129,454, respectively, due to the increase in net operating losses. Operating loss carryforwards generated during the period from February 19, 2003 (inception) through December 31, 2005 of $3,440,841 will begin to expire in 2023.

Income tax expense (benefit) differs from amounts derived using statutory federal rates as follows:

	Years Ended December 31,
	2005	2004
Income tax benefit at federal statutory rate of 35%	$760,419	$129,454
State income tax benefit	-	-
Increase in valuation allowance	(760,419)	(129,454)
Income tax expense (benefit)	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	Years Ended December 31,
	2005	2004
Net operating loss carryforwards	$1,204,294	$443,875
Valuation allowance	(1,204,294)	(443,875)
Net	$-	$-

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2005 and 2004, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Shipping and Handling Costs - Shipping and handling costs are expensed as incurred and included with ‘Location sales costs’ on the statement of operations. These costs totaled $101,763 and $0 for the years ended December 31, 2005 and 2004.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation, which is computed using the straight-line method based on estimated useful lives ranging from three (3) to five (5) years. Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Revenue Recognition - The Company has four sources of revenue pertaining to its revised business model; (1) Sales of watercraft products; (2) Initial licensing fees on locations financed by the Master Licensee; (3) Monthly rental income from the Master Licensee and (4) On-going licensing fees from the Master Licensee from locations financed by the Company.

Sales of watercraft products - Revenue is generally recorded when all of the following conditions have been met:

•	order for a product has been received from the purchaser,
•	written approval for payment has been received from the purchaser’s financial institution,
•	an a common carrier signs the delivery ticket accepting responsibility for the product as agent for the purchaser, and
•	the product is removed from the Company’s inventory for delivery to the purchaser.

Product sales are generally made for cash, with purchasers providing a commercial LOC from an approved and recognized financial institution. Products are not sold on consignment and purchasers do not have the right to return products. On average, the Company expects to receive payments from the LOC provider within 5 days of legal transfer of ownership of the specified products.

Amounts billed to purchasers for delivery of products are recognized as revenue with the corresponding delivery expense charged to cost of sales. Sales commissions are treated as a selling expense.

Initial licensing fees - The Company licenses parties to use the Company’s trademarks, trade names, and watercraft for a specified term. The Initial Licensing Fee is non-revocable, and revenue is recognized ratably over the license term.

Rental sales - The Company invoices the Master Licensee on the first day of each month for that month, and revenue is recorded on the invoice date.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

On-going licensing fees - The Company invoices the Master Licensee on the first day of each month for that month, and revenue is recorded on the invoice date.

Product Warranty Costs - The Company records a liability for product warranties at the time revenue is recognized. As the Company has no historical experience, the liability is estimated using management’s best judgment. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual costs, a revision to the warranty reserve would be required.

Accounts Receivable - The Company believes that its credit review procedures have adequately provided for usual and customary credit-related losses. The allowance account and accounts receivable are charged to bad debts expense when an amount is determined to be uncollectible based on a periodic review of the accounts by management. Based on the Company’s policy for charging off accounts receivables and the low risk of uncollectibility of Eco Tour License sales, the bad debts allowance is insignificant at December 31, 2005. In the future, the Company plans to sell its watercrafts to independent dealers, at which time the Company will set up an allowance based on estimation of uncollectible accounts.

Advertising Costs - The Company generally expenses advertising costs as incurred. The minimal advertising costs incurred by the Company during the years ended December 31, 2005 and 2004 are included in ‘Other general administrative’ expenses on the statements of operations.

Reclassifications - Some of the December 31, 2004 balances have been reclassified to conform to December 31, 2005 presentation.

Recently Issued Accounting Pronouncements - The following pronouncements were issued or became effective during the years ended December 31, 2005 or 2004. None of the new pronouncements has current application to the Company.

•	SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” issued in May 2005

•	SFAS 123 (revised 2004), “Share-Based Payment,’ issued December 2004

•	SFAS No. 153, “Exchanges of Non-Monetary Assets - an amendment of APB Opinion No. 29,” issued in December 2004

•	SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” issued in December 2004

•	SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” issued in November 2004

•	SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - and amendment of FASB Statements No. 87, 88, and 106,” issued December 2003

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” issued in May 2003

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” issued in April 2003

Note 3 - Location Sales

During 2005 and 2004, the Company continued to pursue its business plan it initiated in February 2003, i.e., the sale of investment opportunities in international maritime eco-tour Locations (the “Locations”) to individuals or entities (“Location Investors”). Under the form of eco-tour Location Agreements that the Subsidiary employed (the Location Agreement), the Location Investor was:

•	required to pay a sales price, typically ranging from $100,000 - $150,000, to fund the:

•
production of the watercraft to be employed at the Locations (the eco-tours are conducted via glass-bottom watercraft manufactured pursuant to the Company’s proprietary designs and specifications); and

•	set-up of, and the licensing and marketing for, the Locations, and

•
entitled to receive between 30% and 40% of the net revenues (net revenues equal gross revenue less selling commissions) generated from the ongoing operations from the specific Location in which it invests.

Also during 2005 and 2004, the Company facilitated the manufacture of the watercraft, marketed the Locations, obtained the required permits and licensing, and planned to perform the accounting and other administrative functions for each Location. In return, the Company was entitled to receive 60% to 70% of net revenues of each Location.

The Company entered into 47 and 0 Agreements with Location Investors during 2005 and 2004, respectively, representing 68 and 0 Locations, respectively. The Location Agreements required payment of an initial deposit that was due upon the signing of the Location Agreement. If the Location Owner did not pay the entire sales price upon the signing of the Location Agreement, a second deposit was due within a year subsequent to the signing of the Location Agreement, and the remaining amount could be financed over a period not to exceed two years subsequent to the commencement of the Location Owner’s individual Location’s operations. Of the aggregate sales price of $7,743,400 stated in the Location Agreements, the Company received cash of $3,903,590 during 2005, resulting in Location sales receivable of $3,839,810 at December 31, 2005. Second deposits totaling $971,610 were payable to the Company at December 31, 2005. Of the total financing portion of $2,868,200, 25% is due during 2006, 50% during 2007, and the remaining 25% during 2008.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 3 - Location Sales (continued)

Location sales receivable amounts are payable to the Company as follows:

Due during the year ended December 31,

2006	$1,688,660
2007	1,434,100
2008	717,050
Total Location sales receivable	$3,839,810

The Company has accounted for the location sales in accordance with EITF 88-18, “Sales of Future Revenues,” which requires the total Location sales price stated in the Agreements to be recognized not as revenue, but rather as debt that is amortized using the effective interest method. Since none of the Locations commenced operations prior the December 31, 2005, no amortization has been recorded and the entire debt amount has been reported as long-term debt.

During 2005, the Company incurred expenses associated with the location sales of $1,030,505, which consist of $541,572 in Location set-up fees, $387,170 in commissions, and $101,763 in freight. No such fees were incurred during 2004. These costs were expensed, rather than capitalized, due to the uncertainty of their recoverability.

In June 2006, the Company transferred and assigned all of its rights and interests in the Location Agreements to an unaffiliated party (Note 7). The Master Licensee will now be responsible for the operation of the locations, including set-up, marketing, tour operations, revenue collection and payment of all expenses associated with the operations. The company will receive initial licensing fees, monthly boat rental fees and monthly licensing fees.

Note 4 - Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 USD par value. The Company has not issued any preferred stock, and has 19,995,161 and 16,937,228 shares of common stock issued and outstanding at December 31, 2005 and 2004, respectively, which includes 8,330,000 shares of the Parent’s stock issued and outstanding at the date of the reverse merger. The common stock transactions since inception are as follows:

•	Upon incorporation on February 19, 2003, the Company issued 1,500,000 founding shares of its par value common stock to one of its directors.

•
In accordance with terms set forth in a February 2003 private offering memorandum, the Company issued 30,000 shares of its common stock at $.064 USD for total cash of $1,934 USD. In connection with this stock issuance, the Company granted 30,000 warrants (see “Warrants” below).

•
In accordance with terms set forth in a March 2003 private offering memorandum, the Company issued 1,500,000 shares of its common stock at $.193 USD for total cash of $290,181 USD. In connection with this stock issuance, the Company granted 1,500,000 warrants (see ”Warrants” below).

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 4 - Stockholders’ Equity (continued)

•
In accordance with terms set forth in a June 2003 private offering memorandum, the Company issued 185,228 shares of its common stock at $.271 USD for total cash of $50,166 USD. In connection with this stock issuance, the Company granted 185,228 warrants (see ”Warrants” below).

•
In September, November, and December 2003, the Company issued 4,500,000 shares of its common stock in exchange for consulting services. The shares were valued at an estimated $.193 USD for total expense of $870,541.

•	In April 2004, the Company issued 30,000 shares of its common stock at $.415 USD for total cash of $12,465 USD.

•	In May 2004, the Company issued 300,000 shares of its common stock at $.249 USD in exchange for fixed assets with a total value of $74,788 USD.

•	In May and July 2004, the Company issued 562,000 shares of its common stock in exchange for consulting services. The shares were valued at an estimated $.282 USD for total value of $158,783 USD.

•
In accordance with terms set forth in a January 2005 private offering memorandum, the Company received cash consideration of $306,208 USD in 2004 and $500 USD in 2005 for subscriptions to issue 1,246,833 shares of common stock. The shares were subsequently issued in April 2005.

•	In June and July 2005, the Company issued 200,000 of its common stock in exchange for consulting services. The shares were valued at $.50 USD for total expense of $100,000 USD.

•	In accordance with the terms set forth in a June 2005 private offering memorandum, the Company issued 929,000 shares of its common stock at $.50 USD for total cash of $464,500.

•	In accordance with the terms set forth in a November 2005 private offering memorandum, the Company issued 104,600 shares of its common stock at $1.00 USD for total cash of $104,600.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 4 - Stockholders’ Equity (continued)

Warrants - In connection with the February, March, and June 2003 private offerings that resulted in the sale of 1,715,228 shares of common stock, the Company issued warrants to those shareholders to purchase an additional 1,715,228 shares of common stock. Warrants to purchase 843,800 shares were exercised during 2005. In connection therewith, 577,500 shares were issued in 2005, and 266,300 shares were issued in 2006. All unexercised warrants expired in 2005. The warrant activity is summarized as follows:

				Warrants Exercised			Cash Advances for Exercise
			Exercise	Cash Rcvd -		Date	Cash Rcvd -		Date
Private	Warrants	Expiration	Price	2005	No. of	Stock	2005	No. of	Stock	Warrants
Offering	Issued	Date	(CND $)	(US $)	Shares	Issued	(US $)	Shares	Issued	Expired

Feb. 2003	30,000	Mar. 19, 2005	$.40	$-	-		$-	-		30,000
Mar. 2003	1,500,000	Apr. 30, 2005	$.40	188,480	577,500	Jul. 2005	54,829	162,500	Feb. 2006	760,000
Jun. 2003	185,228	Sept. 4, 2005	$.60	-	-		52,767	103,800	Feb. 2006	81,428
	1,715,228			$188,480	577,500		$107,596	266,300		871,428

The issuance of these warrants was considered an offering cost in connection with their associated private offerings and have been netted with additional paid-in capital

Note 5 - Intangible Asset

In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which the Company’s director is affiliated. The Company paid the entity $350,000 CND, which resulted in an intangible asset of $153,510 CND. The intangible asset consists of marketing and other efforts made by the entity to establish brand recognition of the Company’s product. Using the exchange rate at December 31, 2005, the intangible asset had a value of $131,700 USD. Minimal (if any) impairment in accordance with SFAS No. 142, ‘Goodwill and Other Intangible Assets,’ was noted, and therefore, not recorded.

Note 6 - Accounts Payable - Related Parties

Since the Company’s inception in February 2003, an entity affiliated with one of the Company’s directors has paid for several of the Company’s expenses. During 2005, the affiliated entity paid for $114,426 USD on behalf of the Company, and received $124,415 USD in reimbursements from the Company, using the 2005 weighted average exchange rate. At December 31, 2005, the Company owed the affiliate $117,280 USD, based on the year-end exchange rate.

Note 7 - Subsequent Events

Location Sales (Note 3) - As of June 29, 2006, the Company had entered into 57 Location Agreements, representing 76 Locations, resulting in total debt of $8,933,400, of which $3,886,910 was still receivable from the Location Investors. The aggregate amount receivable represented the balance of the purchase prices payable for the Locations to the Company by SSEI as follows: the sum of $432,865.is due by August 31, 2006; the sum of $109,845 is due September 30, 2006; and the balance of $3,344,200 shall be paid in 24 equal monthly payments of $148,106 (including interest of 6% per annum accrued monthly) commencing January 1, 2007. On June 29, 2006, the Company sold for a total consideration of $10,000 all of the outstanding shares of the capital stock of Sea Sun Enterprises, Inc. (“SSEI”), a wholly owned non-operating subsidiary organized under the laws of Barbados to two unaffiliated persons.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 7 - Subsequent Events (continued)

Also on June 29, 2006, the Company entered into the following agreements:

•
Master Licensing Agreement (“MLA”) with SSEI, pursuant to which SSEI assumed the Company’s obligations for establishing, marketing, and operating the Locations, via the utilization of the Company’s assets. The MLA specifies two types of financed Locations: 1). Company Financed Locations - as to which the Company provides all watercraft to be employed at the Location and pays SSEI a fee for the initial set-up of the Locations, and SSEI pays the Company monthly rental and licensing fees, and 2). SSEI Financed Locations - as to which the Company provides all watercraft to be employed at the Location, SSEI undertakes all obligations with regard to the set-up of a Location and pays the Company an initial licensing fee, along with monthly boat rental fees. The MLA has a term of ten years, unless otherwise terminated pursuant to the terms specified therein.

•	Transfer and assignment agreement, pursuant to which:

•
the Company transferred and assigned all of its rights, title, and interest in the Location Agreements to SSEI, including, without limitation, the Company’s rights in all contracts in connection with the Location Agreements, all accounts receivable owed to the Company with regard to those Location Agreements, and the debt associated with the Location Agreements; and

•	SSEI assumed all of the Company’s obligations arising under the Location Agreements.

Stock Issuances - During February 2006, the Company issued 266,300 shares of its common stock in connection with the exercise of warrants in 2005 (Note 4).

Note 8 - Stock Options

In December 2005, options to purchase 1,000,000 shares of common stock were granted to various consultants under the Company’s Stock Option and Stock Appreciation Rights Plan (the “2005 Plan”). The 2005 Plan provides for the granting to officers, directors, employees and consultants of incentive and non-incentive stock options to purchase not more than 2,000,000 shares of common stock and stock appreciation rights. The Board of Directors administers the Plan and has authority to determine the persons to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. At December 31, 2005, options to purchase a total of 1,000,000 shares had been granted under the 2005 Plan.

Also in December 2005, options to purchase an aggregate of 1,000,000 shares of common stock were granted to three executives pursuant to the terms of their respective employment agreements. These options are not administered under the 2005 Plan.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Note 8 - Stock Options (continued)

The Company has adopted the fair value recognition provisions of SFAS No. 123(R), under which compensation expense is recorded based on the estimated fair value of the options on the grant date. The Company uses the Black-Scholes option-pricing model to compute compensation expense associated with the options. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The options granted were valued assuming a risk-free interest rate between 4% and 5% per annum, volatility between 95% and 100%, zero dividend yield and forfeiture rate, and expected lives of ten years. The total grant date fair value price of the options was $1,839,926. The Company records stock compensation expense over the vesting period, which is generally two years. Since the options were granted near the end of 2005, no compensation expense was recorded during 2005 due to the immaterial impact on the Company’s financial results. There were no vested options outstanding at December 31, 2005.

The options’ activity is summarized as follows:

	Shares to be Purchased	Weighted Average Exercise Price
Equity awards outstanding at December 31, 2003	-	N/A
Granted	-	N/A
Exercised	-	N/A
Canceled or expired	-	N/A
Equity awards outstanding at December 31, 2004	-	N/A
Granted	2,000,000	$.75
Exercised	-	N/A
Canceled or expired	-	N/A
Equity awards outstanding December 31, 2005	2,000,000	$.75

Equity awards exercisable at December 31, 2005	-	N/A

Average remaining life at December 31, 2005	10 years
Average vesting period at December 31, 2005	2 years

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sea Sun Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 2006.

SEA SUN CAPITAL CORPORATION

By:	/s/ Graham Millington
Graham Millington, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Graham Millington	President and Chief (Principal)	November 29, 2006
Graham Millington	Executive Officer, Director

/s/ Gregory N. Heller	Vice President and Chief	November 29, 2006
Gregory N. Heller	(Principal) Financial Officer

/s/ Rodney Koch	Chairman of the Board	November 29, 2006
Rodney Koch

/s/ Wayne Izumi	Director	November 29, 2006
Wayne Izumi

Exhibit Index

Number	Description
3.1	Our Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed with the SEC on February 7, 2001 under Commission File No. 0003207).

3.2	Certificate of Amendment of our Certificate of Incorporation

3.3	Our By-Laws

4.1	Specimen of the certificate representing our common stock, $.001 per value

4.2	Our stock option and stock appreciation plan.

10.1	Transfer and Assignment Agreement dated the 29th day of June 2006 between us and Sea Sun Enterprises, Inc.

10.2	Amended and Restated Master License Agreement between us and Sea Sun Enterprises, Inc.

10.3	Employment Agreement dated December 1, 2005 between us and Rodney Koch

10.4	Employment Agreement dated December 1, 2005 between us and Graham Millington

10.5	Employment Agreement dated December 1, 2005 between us and Gregory Heller

14.1	Code of Ethics for Senior Executive and Financial Officers

14.2	Code of Ethics and Business Conduct

21.1	List of our subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002