Form 10QSB
period 2006-03-31
SEA SUN CAPITAL CORP
filed 2006-11-29
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-32307

SEA SUN CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	59-3518707
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

940 Sheldon Court; Suite 201, Burlington, Ontario, Canada L7L 5K6
(Address of Principal Executive Office) (Zip Code)

(250) 717-3003
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 29, 2006 was 20,565,141 shares.

Sea Sun Capital Corporation and Subsidiary

Index

		Page No.

Item 1.	Financial Statements	3

	Consolidated Balance Sheet - March 31, 2006 - Unaudited	3

	Consolidated Statements of Operations and Comprehensive Loss -
	Three months ended March 31, 2006 and 2005 - Unaudited	4

	Consolidated Statements of Cash Flows - Three months ended
	March 31, 2006 and 2005 - Unaudited	5

	Notes to Consolidated Financial Statements - Unaudited	6

Item 2.	Management's Discussion And Analysis of Financial Condition And Results Of Operations	11

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$456,501
Accounts receivable - location sales, current portion (Note 3)	832,110
Equipment deposits	252,966
Prepaid expenses	54,282
Total Current Assets	1,595,859

PROPERTY AND EQUIPMENT - NET	2,214,239

OTHER ASSETS

Accounts receivable - location sales, long-term portion (Note 3)	3,236,200
Intangible asset (Note 5)	131,558
Total Other Assets	3,367,758

TOTAL ASSETS	$7,177,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$18,023
Accounts payable - related parties	130,008
Accrued liabilities	210,083
Total Current Liabilities	358,114

LONG-TERM DEBT - LOCATION SALES	8,783,400

TOTAL LIABILITIES	9,141,514

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 USD par value; 50,000,000 shares
authorized, no shares issued and outstanding (Note 4)	-
Common stock, $0.001 USD par value; 100,000,000 shares
authorized, 20,261,461 shares issued and outstanding (Note 4)	20,261
Additional paid-in capital	2,939,972
Accumulated deficit	(4,884,488)
Foreign currency translation adjustment	(39,403)

Total Stockholders' Deficit	(1,963,658)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,177,856

See notes to financial statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005

REVENUE	$-	$-

OPERATING EXPENSES

Location sales costs (Note 3)	834,042	-
Wages and contractor fees	320,649	95,551
Professional fees	48,301	16,279
Depreciation	131,631	10,651
Travel, meals, and entertainment	809	9,297
Research and development	2,175	3,979
Office expenses	96,570	1,923
Advertising	-	49
Facilities rent	9,605	-
Other general and administrative	-	15,096

Total Operating Expenses	1,443,782	152,825

LOSS FROM OPERATIONS	(1,443,782)	(152,825)

OTHER INCOME

Interest income	135	10

Total Other Income	135	10

LOSS BEFORE INCOME TAXES	(1,443,647)	(152,815)

PROVISION FOR INCOME TAX EXPENSE	-	-

NET LOSS	$(1,443,647)	$(152,815)

BASIC AND DILUTED:
Net loss per common share	$(0.07)	$(0.01)

Weighted average shares outstanding	20,125,352	16,937,228

OTHER COMPREHENSIVE LOSS

NET LOSS	$(1,443,647)	$(152,815)

Foreign currency translation adjustment	(5,539)	(479)

COMPREHENSIVE LOSS	$(1,449,186)	$(153,294)

See notes to financial statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,443,647)	$(152,815)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	131,631	10,651
Stock option compensation expense	229,991	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - other	21,448	-
Increase in equipment deposits	(252,966)	-
Increase in prepaid expenses	(29,038)	(1,654)
Increase (Decrease) in accounts payable	(26,203)	4,394
Increase (Decrease) in accounts payable - related parties	12,728	(5,112)
Increase in unearned revenue	-	24,806
Decrease in accrued liabilities	(1,869)	-

Net Cash Used by Operating Activities	(1,357,925)	(119,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(310,656)	(81,479)

Net Cash Used by Investing Activities	(310,656)	(81,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt - location sales	811,500	-
Proceeds from common stock subscriptions	-	500

Net Cash Provided by Financing Activities	$811,500	$500

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(5,397)	(479)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(862,478)	$(201,188)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,318,979	213,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$456,501	$12,583

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Location sales financed with notes receivable	$642,500	$-

See notes to financial statements

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s December 31, 2005 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US Generally Accepted Accounting Principles have been omitted or condensed pursuant to such rules and regulations.

The unaudited financial statements include all normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

Note 1 - Organization

Sea Sun Capital Corporation (the Parent) was organized under the name Alpha Holding, Inc. as a blank check company under the laws of the state of Delaware on August 19, 1997. A name change to Sea Sun Capital Corporation was effected September 29, 2004. The Parent engaged in minimal operations from its inception until December 16, 2004, on which date it acquired 100% of the stock of Sea Sun Capital Corporation (the Subsidiary), which was organized under the laws of Alberta, Canada on February 19, 2003. The acquisition was accounted for as a recapitalization, commonly referred to as a reverse merger, inasmuch as the post-acquisition owners and control persons of the Parent are substantially the same as the pre-acquisition owners and control persons of the Subsidiary. The financial statements reflect primarily the operations of the Subsidiary, with a recapitalization to illustrate the effects of the reverse merger. The consolidated entity is referred to throughout these notes as the Company.

The Company sells, rents and licenses the use of water leisure craft manufactured by unaffiliated entities pursuant to the Company’s proprietary designs and specifications to an unaffiliated master licensee and other ecotour operators located in domestic and international markets.

Note 2 - Basis of Presentation and Significant Accounting Policies

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

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

Note 2 - Basis of Presentation and Significant Accounting Policies (continued)

Foreign Currency and Comprehensive Income - The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using March 31, 2006 exchange rates for the balance sheet, and weighted average exchange rates over the three months ended March 31, 2006 and 2005 for the statements of operations.  All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the three months ended March 31, 2006, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

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

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation, which is computed using the straight-line method based on estimated useful lives ranging from two (2) to five (5) years. Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

Note 2 - Basis of Presentation and Significant Accounting Policies (continued)

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

Accounts Receivable - The Company believes that its credit review procedures have adequately provided for usual and customary credit-related losses. The allowance account and accounts receivable are charged to bad debts expense when an amount is determined to be uncollectible based on a periodic review of the accounts by management. Based on the Company’s policy for charging off accounts receivables and the low risk of uncollectibility of Ecotour License sales, the bad debts allowance is insignificant at March 31, 2006. In the future, the Company plans to sell its watercrafts to independent dealers, at which time the Company will set up an allowance based on estimation of uncollectible accounts.

Note 3 - Location Sales

During the three months ended March 31, 2006 and 2005, the Company continued to pursue the business plan it initiated in February 2003, i.e., the sale of investment opportunities in international maritime Ecotour Locations (the “Locations”) to individuals or entities (“Location Investors”).

During the three months ended March 31, 2006, the Company entered into eight Location Agreements pertaining to nine Locations, for which it became entitled to receive a total of $1,280,000, of which $637,500 was paid to the Company. Also during that period, the Company received additional payments on existing Location Agreements totaling $246,000. As of March 31, 2006, the aggregate sales price of all Location Agreements (total long-term debt) was $8,783,400, and the related Location sales receivable was $4,068,310. The Company did not enter into any Location Agreements during the three months ended March 31, 2005.

The Company has accounted for its Location sales in accordance with EITF 88-18,“Sales of Future Revenues,” which requires the total Location sales price stated in the Agreements to be recognized not as revenue, but rather as debt that is amortized using the effective interest method. Since none of the Locations had commenced operations prior to March 31, 2006, no amortization has been recorded and the entire debt amount has been reported as long-term debt.

In June 2006, the Company transferred and assigned all of its rights and interests in its Location Agreements to an unaffiliated entity (Note 7).

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

Note 4 - Stockholders’ Equity

In February 2006, the Company issued 266,300 shares of its common stock at $.40 per share in connection with the exercise of warrants that were outstanding at December 31, 2005.

The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 par value.  The Company has not issued any preferred stock. On March 31, 2006, there were 20,261,461 shares of common stock outstanding.

Note 5 - Intangible Asset

In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which one of the Company’s directors is affiliated.  The Company paid that entity $350,000 CND, which resulted in an intangible asset of $153,510 CND.  The intangible asset consisted of marketing and other efforts made by the entity to establish brand recognition of the Company’s product.  Using the exchange rate at March 31, 2006, the intangible asset had a value of $131,558.  Minimal (if any) impairment in accordance with SFAS 142, ‘Goodwill and Other Intangible Assets,’ was noted, and therefore, not recorded.

Note 6 - Accounts Payable - Related Parties

An entity affiliated with one of the Company’s directors regularly pays for expenses on the Company’s behalf.  The Company accumulated reimbursements owed to that entity of $130,008 at March 31, 2006.

Note 7 - Subsequent Events

On June 29, 2006, the Company sold for a total consideration of $10,000 all of the outstanding shares of the capital stock of Sea Sun Enterprises, Inc. (“SSEI”), a wholly owned non-operating subsidiary organized under the laws of Barbados to two unaffiliated persons.

As of June 29, 2006, the Company had entered into 57 Location Agreements, representing 76 Locations, resulting in total debt of $8,933,400, of which $3,886,910 was still receivable from the Location Investors at that time. On that date:

•	the Company transferred and assigned all of its rights and interests in the Location Agreements to SSEI; and

•
SSEI assumed responsibility for the operation of the Locations, including set-up, marketing, tour operations, revenue collection and payment of all expenses associated with the operations, and for the payment of initial licensing fees, monthly boat rental fees and monthly licensing fees to the Company.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

Note 7 - Subsequent Events (continued)

The aggregate amount receivable represented the balance of the purchase prices payable for the Locations to the Company by SSEI as follows: the sum of $432,865 was due on August 31, 2006; the sum of $109,845 was due on September 30, 2006; and the balance of $3,344,200 is payable in 24 equal monthly payments of $148,106 (including interest of 6% per annum accrued monthly) commencing January 1, 2007.

Note 8 - Stock Options

In December 2005, options to purchase 1,000,000 shares of common stock were granted to various consultants under the company’s Stock Option and Stock Appreciation Rights Plan (the “2005 Plan”). The 2005 Plan provides for the granting to officers, directors, employees and consultants of incentive and non-incentive stock options to purchase not more than 2,000,000 shares of common stock and stock appreciation rights. The Board of Directors administers the Plan and has authority to determine the persons to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. At March 31, 2006, options to purchase a total of 1,000,000 shares had been granted under the 2005 Plan, none of which had been exercised.

Also in December 2005, options to purchase an aggregate of 1,000,000 shares of common stock were granted to three executives pursuant to the terms of their respective employment agreements. These options are not administered under the 2005 Plan.

The Company has adopted the fair value recognition provisions of SFAS No. 123(R), under which compensation expense of $229,991 was recognized during the three months ended March 31, 2006. Compensation expense for all options not yet vested as of March 31, 2006 was based on the estimated fair value of the options on the grant date. The Company uses the Black-Scholes option-pricing model to compute compensation expense associated with the options. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The options granted were valued assuming a risk-free interest rate between 4% and 5% per annum, volatility between 95% and 100%, zero dividend yield and forfeiture rate, and expected lives of ten years. The total grant date fair value price of the options was $1,839,926. The Company records stock compensation expense over the vesting period, which is generally two years. As of March 31, 2006, the Company had approximately $1,609,935 of unrecognized compensation expense that is expected to be recognized over the remaining vesting period of approximately 1.75 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

There were 2,000,000 equity awards outstanding at March 31, 2006 with a remaining life of 9.75 years, an exercise price of $.75 and an intrinsic value of $.25. There were no fully vested equity awards outstanding at March 31, 2006, And no options were granted or exercised during the three months ended March 31, 2006. Since the Company did not record any net earnings during the three months ended March 31, 2006, the effect of the options on net earnings (loss) per share would have been antidilutive, and are therefore not considered in the computation of earnings (loss) per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Our History

Prior to September 30, 2004, we were called Alpha Holding, Inc. On that date, we amended our certificate of incorporation to change our name to Sea Sun Capital Corporation, and to increase our authorized capitalization to 100 million $.001 par value common shares and 50 million $.001 par value preferred shares.

On December 16, 2004, we and Sea Sun Capital Corporation, or Sea Sun Alberta, a private corporation incorporated under the Business Corporations Act of Alberta, Canada, completed a reverse merger in the form of a stock purchase transaction. As a result of that transaction, Sea Sun Alberta became our wholly owned subsidiary, and the former shareholders of Sea Sun Alberta and related parties became the owners of approximately 90% of our issued and outstanding common stock.

Our Original Business Model

In 2003, Sea Sun Alberta began pursuing a business model that was based upon the sale of investment opportunities in international maritime eco-tour locations, or locations, to various individuals and entities who we will collectively call the location investors. Pursuant to the agreements that each location investor entered into with Sea Sun Alberta, the location investor was:

•	required to pay a sales price for the location which typically ranged from $100,000 - $150,000, to fund the:

▪	production of the glass-bottom watercraft manufactured pursuant to Sea Sun’s proprietary designs and specifications to be employed at the locations; and

▪	set-up of, and the licensing and marketing for, the locations, and

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

We accounted for all revenues derived from the location agreements we entered into in 2005 in accordance with EITF Issue 88-18,“Sales of Future Revenues,” which requires all sums payable to us pursuant to those Agreements to be recognized not as revenue, but rather as debt to be amortized using the effective interest method. Since none of the locations commenced operations prior to March 31, 2006, no amortization was recorded in that period, and the entire debt amount has been treated as long-term debt. During the three months ended March 31, 2006, we did not derive any revenues from the licensing of locations or from the rental of our watercraft. All of our activities during that quarter were focused on:

•	negotiating location investment agreements with various investors,

•	testing our initial production run of Sea Spi watercraft and formulating a retrofit package of electrical, steering and propulsion components to be installed in them, and

•	marketing our Sea Sun eco-tour program to:

▪	potential eco-tour referral sources, such as hotel chains and cruise lines, and

▪	potential providers of our eco-tours, such as operators of scuba diving and other recreational water sports businesses located in the Caribbean and the South Pacific regions of the world.

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

•	SSEI agreed to pay us boat rental fees and license fees with regard to the use of our watercraft and intellectual property in connection with the eco-tour operations to be conducted at the locations.

At the same time, we entered into a transfer and assignment agreement with SSEI pursuant to which:

•	we assigned all of our rights and interests in

▪	the 47 location agreements that we had entered into in 2005, plus 10 additional location agreements that we entered into in 2006; and

▪	all accounts receivable due and owing to us pursuant to those agreements; and

•	SSEI agreed to pay us, in consideration of such assignment, $3,886,910 in various installments over a period of three years.

Inasmuch as SSEI is now responsible for the operation of the locations, including set-up, marketing, tour operations and revenue collection activities, and is obligated to pay all expenses associated with those operations, our revenues in 2006 and subsequent years will no longer be accounted for pursuant to EITF Issue 88-18.

Revenues

We did not enter into any agreements for the sale of locations with any location investors during the three months ended March 31, 2005. During the three months ended March 31, 2006, We entered into eight Location Agreements pertaining to nine Locations, for which we became entitled to receive a total of $1,280,000, of which $637,500 was paid to us. Also during that period, we received additional payments on existing Location Agreements totaling $246,000. As of March 31, 2006, the aggregate sales price of all Location Agreements (total long-term debt) was $8,783,400, and the related Location sales receivable was $4,068,310. One location agreement with a sales price of $240,000 was cancelled during the period ended March 31, 2006 and the initial payment of $72,000 was returned to the investor.

Operating Expenses

During the three months ended March 31, 2006, our operating expenses were approximately $1,444,000,000 as compared to approximately $153,000 during the comparable period of 2005. The almost eleven-fold increase was primarily due to:

•	an increase of approximately $834,000 (from $0.00 in the first quarter of 2005) in location sales costs,

•	an increase of approximately $225,000 (from approximately $96,000 in the first quarter of 2005) in wages and contractor fees,

•	an increase of approximately $121,000 (from approximately $11,000 during the quarter ended march 31, 2005) in depreciation;

•	an increase of approximately $95,000 (from approximately $2,000 in the first quarter of 2005) in office expenses, and

•	an increase of approximately $32,000 (from approximately $16,000 in the first quarter of 2005) in professional fees.

Loss from Operations

Our loss from operations during the three months ended March 31, 2006 was approximately $1,444,000 compared to a loss of approximately $153,000 during the comparable period of 2005. That eleven fold increase in our operating loss was due primarily to the increased investor location sales activities and the professional fees we incurred in pursuing those activities.

Currency Exchange Rate Effects

We did not incur any currency exchange rate gains or losses during the three months ended March 31, 2006 and 2005. However, Sea Sun Alberta’s functional currency is the Canadian dollar, while our functional currency is the United States dollar. Sea Sun Alberta’s financial statements were translated to US dollars prior to consolidation using quarter-end exchange rates for the balance sheet, and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. This resulted in a negative foreign currency translation adjustment of approximately $6,000 at March 31, 2006 and a negative adjustment of approximately $500 at March 31, 2005.

Income Taxes

Our effective tax rate for the three months ended March 31, 2006 was 0% based on our pre-tax loss for the period. As of December 31, 2005, we had net operating loss carryforwards of approximately $3,044,000, which begin to expire in 2017, for income tax reporting purposes for which no income tax benefit has been recorded due to the uncertainty over the level of future taxable income.

Net Loss Per Share

Our basic and diluted net loss per share for the quarter ended March 31, 2006 was $0.07 compared to a basic and diluted net loss of $0.01 per share for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we held approximately $457,000 in cash and cash equivalents, and we had $832,000 in current accounts receivable. The decrease in cash and cash equivalents of approximately $862,000 resulted primarily from the manufacturing of boats and the expenses associated with the set-up of locations in the Caribbean, Australia and Europe.

Our working capital at March 31, 2006 was approximately $1,238,000 as compared to approximately $2,877,000 at year-end December 31, 2005. This decrease primarily was a result of the purchase of fixed assets (boats) and payment of operating expenses.

Our net cash used in operating activities for the three months ended March 31, 2006 was approximately $1,358,000. That usage funded the operating loss we incurred during that period.

Cash used in investing activities during the first quarter of 2006 was approximately $311,000, all of which was attributable to capital expenditures for new watercraft.

Cash provided by financing activities of approximately $812,000 for the three months ended March 31, 2006 resulted entirely from our Location sales.

We do not have any revolving credit or other sources of debt financing. Furthermore, we do not intend to enter into any new location sales agreements. We believe that current levels of cash and cash equivalents, together with cash from operations, will be sufficient to meet our capital requirements for the next 12 months.

Forward-Looking Statements

Some of the statements made in this Form 10-QSB are forward-looking in nature, including but not limited to our business strategy, marketing assumptions, product development, plans concerning the commercialization of products, certain financial information and other statements that are not historical facts. The occurrence of the events described, and the achievement of the intended results are subject to the future occurrence of certain events and scientific results, some or all of which are not predictable or within our control. Therefore, actual results may differ materially from those anticipated in any forward-looking statements.

Item 3. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6  Exhibits

Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

November 29, 2006

SEA SUN CAPITAL CORPORATION

By:	/s/ Graham Millington
Graham Millington, Chief Executive Officer

By:	/s/ Gregory N. Heller
Gregory N. Heller, Chief Financial Officer