Form 10QSB
period 2006-06-30
SEA SUN CAPITAL CORP
filed 2006-11-30
CIK 1116205

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 30, 2006 was 20,565,141 shares.

Sea Sun Capital Corporation and Subsidiary

Index

		Page No.

Item 1.	Financial Statements	3

	Consolidated Balance Sheet - June 30, 2006 - Unaudited	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) -
	three and six month periods ended June 30, 2006 and 2005 - Unaudited	4

	Consolidated Statement of Cash Flows - six month periods ended
	June 30, 2006 and 2005 - Unaudited	5

	Notes to Consolidated Financial Statements - Unaudited	6

Item 2.	Management's Discussion And Analysis of Financial Condition And Results Of Operations	12

Item 3.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION:
Item 1. Financial Statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,928
Accounts receivable - transfer of location agreements, current portion (Note 3)	542,710
Prepaid expenses	10,022
Total Current Assets	622,660

PROPERTY AND EQUIPMENT - NET	2,802,450

OTHER ASSETS
Accounts receivable - transfer of location agreements, long-term portion (Note 3)	3,344,200
Intangible asset (Note 5)	366,357
Total Other Assets	3,710,557

TOTAL ASSETS	$7,135,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,875
Accounts payable - related parties	196,055
Accrued liabilities	201,593
Total Current Liabilities	434,523

LONG-TERM LIABILITIES
Deferred income taxes	1,065,573

TOTAL LIABILITIES	1,500,096

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 USD par value; 50,000,000 shares
authorized, no shares issued and outstanding (Note 4)	-
Common stock, $0.001 USD par value; 100,000,000 shares
authorized, 20,490,141 shares issued and outstanding (Note 4)	20,490
Additional paid-in capital	3,398,414
Retained earnings	1,979,106
Foreign currency translation adjustment	237,461

Total Stockholders' Equity	5,635,471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,135,567

See notes to financial statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

REVENUE	$8,933,400	$-	$8,933,400	$-

OPERATING EXPENSES

Location sales costs (Note 3)	387,246	-	1,221,288	-
Wages and contractor fees	306,379	67,118	627,028	162,670
Professional fees	66,069	40,036	114,369	56,314
Depreciation	138,315	22,094	269,946	32,744
Travel, meals, and entertainment	311	10,540	1,120	19,838
Research and development	9,773	-	19,378	3,949
Office expenses	98,113	2,181	194,682	4,104
Advertising	4,655	-	4,655	49
Facilities rent	3,290	-	5,465	-
Other general and administrative	-	16,381	-	31,506

Total Operating Expenses	1,014,151	158,350	2,457,931	311,174

INCOME (LOSS) FROM OPERATIONS	7,919,249	(158,350)	6,475,469	(311,174)

OTHER INCOME

Gain on sale of subsidiary	10,000	-	10,000	-
Interest income	16	31	151	41

Total Other Income	10,016	31	10,151	41

INCOME (LOSS) BEFORE INCOME TAXES	7,929,265	(158,319)	6,485,620	(311,133)

PROVISION FOR INCOME TAXES	(1,065,673)	-	(1,065,673)	-

NET INCOME (LOSS)	$6,863,592	$(158,319)	$5,419,947	$(311,133)

BASIC AND DILUTED:
Net Income (Loss) per common share	$0.34	$(0.01)	$0.27	$(0.02)

Weighted average shares outstanding	20,022,804	18,433,415	20,009,059	17,689,454

OTHER COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$6,863,592	$(158,319)	$5,419,947	$(311,133)

Foreign currency translation adjustment	276,864	(437)	271,325	7,469

COMPREHENSIVE INCOME (LOSS)	$7,140,456	$(158,756)	$5,691,272	$(303,664)

See notes to financial statements

SEA SUN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months
	Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,419,947	$(311,133)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	269,946	32,744
Stock option compensation expense	459,982	-
Non-cash revenues from transfer and assignment of locations	(8,933,400)	-
Provision for income tax expense	1,065,673	-
Changes in operating assets and liabilities:
Increase in accounts receivable - other	21,448	-
Decrease in prepaid expenses	15,222	2,311
Increase (Decrease) in accounts payable	(7,351)	134,233
Increase (Decrease) in accounts payable - related parties	78,775	(57,758)
Increase in accrued liabilities	(10,359)	-

Net Cash Used by Operating Activities	(1,620,117)	(199,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,037,182)	(461,231)

Net Cash Used by Investing Activities	(1,037,182)	(461,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt - location sales	1,142,900	408,035
Proceeds from common stock subscriptions	-	570,979

Net Cash Provided by Financing Activities	$1,142,900	$979,014

EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT	265,348	7,469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,249,051)	$325,649

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,318,979	213,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,928	$539,420

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Location sales financed with notes receivables	$717,500	$1,220,365

See notes to financial statements

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three and Six Month Periods Ended June 30, 2006 and 2005
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

The unaudited financial statements include all normal recurring adjustments which are, in the opinion of our management, necessary to present a fair statement of the Company’s financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of the results to be expected for the full year.

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
For the Three and Six Month Periods Ended June 30, 2006 and 2005
(UNAUDITED)

Note 2 - Basis of Presentation and Significant Accounting Policies (continued)

Foreign Currency and Comprehensive Income - The Subsidiary’s functional currency is the Canadian dollar (CND), while the Parent’s functional currency is the United States dollar (USD).  The financial statements of the Subsidiary were translated to USD prior to consolidation using June 30, 2006 exchange rates for the balance sheet, and weighted average exchange rates over the three and six months ended June 30, 2006 and 2005 for the statements of operations.  Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Other Comprehensive Income or Loss.

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the six months ended June 30, 2006, the Company did not have non-cash investing activities other than as disclosed on the statements of cash flows.

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
For the Three and Six Month Periods Ended June 30, 2006 and 2005
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

Accounts Receivable - The Company believes that its credit review procedures have adequately provided for usual and customary credit-related losses. The allowance account and accounts receivable are charged to bad debts expense when an amount is determined to be uncollectible based on a periodic review of the accounts by management. Based on the Company’s policy for charging off accounts receivables and the low risk of uncollectibility of Eco Tour License sales, the bad debts allowance is insignificant at June 30, 2006. In the future, the Company plans to sell its watercrafts to independent dealers, at which time the Company will set up an allowance based on estimation of uncollectible accounts.

Note 3 - Location Sales

Prior to June 29, 2006, the Company continued to pursue the business plan it initiated in February 2003, i.e., the sale of investment opportunities in international maritime Ecotour Locations (the “Locations”) to individuals or entities (“Location Investors”).

The Company accounted for its Location sales prior to June 30, 2006 in accordance with EITF 88-18,“Sales of Future Revenues,” which requires the total Location sales price stated in the Agreements to be recognized not as revenue, but rather as debt that is amortized using the effective interest method. Since none of the Locations had commenced operations prior to June 30, 2006, no amortization has been recorded and the entire debt amount has been reported as long-term debt.

During the three month period ended June 30, 2006, the Company entered into two Location Agreements pertaining to two Locations, for which it became entitled to receive a total of $270,000, of which $126,000 was paid to the Company. During the six month period ended June 30, 2006, the Company entered into ten Location Agreements pertaining to 11 Locations, for which it became entitled to receive a total of $1,550,000, of which $853,500 was paid to the Company.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three and Six Month Periods Ended June 30, 2006 and 2005
(UNAUDITED)

Note 3 - Location Sales (continued)

During the six month period ended June 30, 2006, one location agreement was cancelled and another agreement was reduced from two location packages to one. Initial payments totaling $72,000 were returned to the investors. Also during that period, the Company received additional payments on existing Location Agreements totaling $433,400. As of June 30, 2006, the aggregate sales price of all Location Agreements was $8,933,400, and the related Location sales receivable was $3,886,910.

During the six months ended June 30, 2006 and 2005, the Company incurred expenses associated with the location sales of $1,221,288 and $0 respectively. The costs incurred during the 2006 period consisted of $1,176,722 in Location set-up fees, $20,608 in commissions and royalties, and $23,958 in freight. These costs were expensed, rather than capitalized, due to the uncertainty of their recoverability.

During the three months ended June 30, 2006 and 2005, the Company incurred expenses associated with the location sales of $387,246 and $0 respectively. The costs incurred during the 2006 period consisted of $362,608 in Location set-up fees, $5,832 in commissions and royalties, and $18,806 in freight.

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

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three and Six Month Periods Ended June 30, 2006 and 2005
(UNAUDITED)

Note 4 - Stockholders’ Equity

In February 2006, the Company issued 266,300 shares of its common stock at $.40 per share in connection with the exercise of warrants that were outstanding at December 31, 2005.

In June 2006, the Company issued 228,680 shares of common stock at $1.00 per share to acquire watercraft patent rights (Note 5).

The Company is authorized to issue 50,000,000 shares of its preferred stock and 100,000,000 shares of its common stock, both with a $.001 par value.  The Company has not issued any preferred stock. On June 30, 2006, there were 20,490,141 shares of common stock outstanding.

Note 5 - Intangible Asset

In December 2003, the Company acquired watercrafts and accessories with a fair market value of $196,490 CND from an entity with which the Company’s director is affiliated.  The Company paid the entity $350,000 CND, which resulted in an intangible asset of $153,510 CND.  The intangible asset consists of marketing and other efforts made by the entity to establish brand recognition of the Company’s product.  Using the exchange rate at June 30, 2006, the intangible asset had a value of $137,677.  Minimal (if any) impairment in accordance with SFAS #142, ‘Goodwill and Other Intangible Assets,’ was noted, and therefore, not recorded.

In June 2006, the Company issued 228,680 shares of common stock to acquire the patent rights of the Sea Vu, one of the watercraft utilized in the Company’s Ecotours. The stock’s fair market value was determined by management to be $1.00 per share, resulting in an intangible asset of $228,680.

Note 6 - Accounts Payable - Related Parties

An entity affiliated with one of the Company’s directors regularly pays for expenses on the Company’s behalf.  The Company accumulated reimbursements owed to that entity of $196,055 at June 30, 2006.

Note 7 - Stock Options

In December 2005, options to purchase 1,000,000 shares of common stock were granted to various consultants under the company's Stock Option and Stock Appreciation Rights Plan (the "2005 Plan"). The 2005 Plan provides for the granting to officers, directors, employees and consultants of incentive and non-incentive stock options to purchase not more than 2,000,000 shares of common stock and stock appreciation rights. The Board of Directors administers the Plan and has authority to determine the persons to whom awards will be made, the terms of vesting and forfeiture, the amount of the awards, and other terms. At June 30, 2006, a total of 1,000,000 options had been granted under the 2005 Plan, none of which had been exercised.

SEA SUN CAPITAL CORPORATION
Notes to Consolidated Financial Statements
For the Three and Six Month Periods Ended June 30, 2006 and 2005
(UNAUDITED)

Note 7 - Stock Options (continued)

Also in December 2005, options to purchase an aggregate of 1,000,000 shares of common stock were granted to three executives pursuant to the terms of their respective employment agreements. These options are not administered under the 2005 Plan.

The Company has adopted the fair value recognition provisions of SFAS No. 123(R), under which compensation expense of $229,991 and $459,982 was recognized during the three and six months ended June 30, 2006, respectively. Compensation expense for all options not yet vested as of June 30, 2006 was based on the estimated fair value of the options on the grant date. The Company uses the Black-Scholes option-pricing model to compute compensation expense associated with the options. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant. The forfeiture rate is based on past turnover experience of the Company. Expected volatility is based on the historical volatility of the Company’s stock. The options granted were valued assuming a risk-free interest rate between 4% and 5% per annum, volatility between 95% and 100%, zero dividend yield and forfeiture rate, and expected lives of ten years. The total grant date fair value price of the options was $1,839,926.

The Company records stock compensation expense over the vesting period, which is generally two years. As of June 30, 2006, the Company had approximately $1,379,944 of unrecognized compensation expense that is expected to be recognized over the remaining vesting period of approximately 1.5 years. That expectation does not take into account the potential effects of equity awards that may be granted in subsequent periods.

There were 2,000,000 equity awards outstanding at June 30, 2006 with a remaining life of 9.5 years, an exercise price of $.75 and an intrinsic value of $.25. There were no fully vested options outstanding at June 30, 2006, and no options were granted or exercised during the six months ended June 30, 2006.

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

Our Original Business Model

In 2003, Sea Sun Alberta began pursuing a business model that was based upon the sale of investment opportunities in international maritime eco-tour locations, or locations, to various individuals and entities who we will collectively call the location investors. Pursuant to the agreements that each location investor entered into with Sea Sun Alberta, the location investor was:

●	required to pay a sales price for the location which typically ranged from $100,000 - $150,000, to fund the:

▪	production of the glass-bottom watercraft manufactured pursuant to Sea Sun’s proprietary designs and specifications to be employed at the locations; and

▪	set-up of, and the licensing and marketing for, the locations, and

●
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

Prior to June 29, 2006, we accounted for all revenues derived from the location agreements we entered into in 2005 in accordance with EITF Issue 88-18,“Sales of Future Revenues,” which requires all sums payable to us pursuant to those Agreements to be recognized not as revenue, but rather as debt to be amortized using the effective interest method. Since none of the locations commenced operations prior to that date, pursuant to EITF Issue 88-18, no amortization would have been recorded in that period, and the entire debt amount would have been treated as long-term debt.

Our Present Business Model

On June 29, 2006, we entered into a master license agreement with Sea Sun Enterprises, Inc., or SSEI, a Barbados corporation that we do not own or control, and whose owners are not affiliated with us. Pursuant to that agreement:

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

Inasmuch as we no longer hold any of the Location Agreements as assets, and SSEI is now responsible for the operation of the locations, including set-up, marketing, tour operations and revenue collection activities, and is obligated to pay all expenses associated with those operations, EITF Issue 88-18 no longer applies to us.

Revenues

We did not enter into any agreements for the sale of locations with any location investors during the first half of the six month period ended June 30, 2005. During the three month period ended June 30, 2005, we entered into nine Location Agreements pertaining to 18 Locations, for which we became entitled to receive a total of $1,868,400, of which $408,035 was paid to us.

During the three month period ended June 30, 2006, we entered into two Location Agreements pertaining to two Locations, for which we became entitled to receive a total of $270,000, of which $126,000 was paid to us. During the six month period ended June 30, 2006, we entered into ten Location Agreements pertaining to 11 Locations, for which we became entitled to receive a total of $1,550,000, of which $853,500 was paid to us.

During the six month period ended June 30, 2006, one location agreement was cancelled and the number of SEA SPI watercraft due under another agreement was reduced. Initial payments totaling $72,000 were returned to investors during that period. Also during that period, we received additional payments on existing Location Agreements totaling $433,400.

As of June 29, 2006, we had entered into a total of 57 Location Agreements, representing 76 Locations. Due to the change in our business model described above, commencing with the statements of our operations for the three and six month periods ended June 30, 2006, the $8,933,400, of which $3,886,910 was still receivable from the Location Investors at that time. On that date:

•	we transferred and assigned all of ours rights and interests in the Location Agreements to SSEI;

•
SSEI assumed responsibility for the operation of the Locations, including set-up, marketing, tour operations, revenue collection and payment of all expenses associated with the operations, and for the payment of initial licensing fees, monthly boat rental fees and monthly licensing fees to us; and

•
In consideration for that transfer and assignment, SSEI agreed to pay us $3,886,910 payable, as follows: $432,865 on August 31, 2006; $109,845 on September 30, 2006; and the balance of $3,344,200 in 24 equal monthly payments of $148,106 (including interest of 6% per annum accrued monthly) commencing January 1, 2007.

Operating Expenses

During the three months ended June 30, 2006, our operating expenses were approximately $1,014,000 as compared to approximately $158,000 during the comparable period of 2005. The almost six-fold increase was primarily due to:

•	an increase of approximately $387,000 (from $0.00 in the second quarter of 2005) in location sales costs,

•	an increase of approximately $239,000 (from approximately $67,000 in the second quarter of 2005) in wages and contractor fees,

•	an increase of approximately $116,000 (from approximately $22,000 during the quarter ended June 30, 2005) in depreciation;

•	an increase of approximately $96,000 (from approximately $2,000 in the second quarter of 2005) in office expenses, and

•	a decrease of approximately $16,000 (to $0.00 in the second quarter of 2005) in other general and administrative expenses.

During the six months ended June 30, 2006, our operating expenses were approximately $2,458,000 as compared to approximately $311,000 during the comparable period of 2005. The almost eight-fold increase was primarily due to:

•	an increase of approximately $1,221,000 (from $0.00 during the first six months of 2005) in location sales costs,

•	an increase of approximately $464,000 (from approximately $163,000 during the first six months of 2005) in wages and contractor fees,

•	an increase of approximately $237,000 (from approximately $33,000 during the six months ended June 30, 2005) in depreciation;

•	an increase of approximately $191,000 (from approximately $4,000 during the first six months of 2005) in office expenses, and

•	a decrease of approximately $32,000 (to $0.00 in the second quarter of 2005) in other general and administrative expenses.

Income from Operations

We recorded income from operations during the three months ended June 30, 2006 of approximately $7,919,000, compared to a loss of approximately $158,000 during the comparable period of 2005. That reversal resulted from the recognition of revenues that were previously classified as debt, as a result of our transfer and assignment of the 57 Location Agreements to SSEI.

The same transfer and assignment transaction resulted in our recording of approximately $6,500,000 of operating income during the six month period ended June 30, 2006, as compared to an operating loss of approximately $311,000 during the same period in 2005.

Currency Exchange Rate Effects

We did not incur any currency exchange rate gains or losses during the three and month periods ended June 30, 2006 and 2005. However, Sea Sun Alberta’s functional currency is the Canadian dollar, while our functional currency is the United States dollar. Sea Sun Alberta’s financial statements were translated to US dollars prior to consolidation using period-end exchange rates for the balance sheet, and weighted average exchange rates for the statements of operations. Equity transactions were translated using historical rates. This resulted in positive foreign currency translation adjustments of approximately $277,000 and $271,000 for the three and six month periods ended June 30, 2006, a negative adjustment of approximately $400 for the three months ended June 30, 2005 and a positive adjustment of approximately $7,500 for the six months ended June 30, 2005.

Income Taxes

We have estimated our annual effective tax rate at 35% based on our estimate of the utilization of existing net operating loss carryforwards to offset any pre-tax income we may generate.

Net Income (Loss) Per Share

Our basic and diluted net income per share for the quarter and six months ended June 30, 2006 were $0.34 and $0.27, respectively, compared to a basic and diluted net loss of $0.01 and $0.02, respectively, per share for the comparable periods of 2005.

Liquidity and Capital Resources

At June 30, 2006, we held approximately $70,000 in cash and cash equivalents, and we had approximately $543,000 in current accounts receivable. The decrease in cash and cash equivalents of approximately $1,249,000 since December 31, 2005 resulted primarily from the payment of operating expenses, the purchase of fixed assets (boats) and the costs of retrofitting approximately 300 Sea Spis with a new propulsion system.

Our working capital at June 30, 2006 was approximately $188,000 as compared to approximately $2,877,000 at year-end December 31, 2005. This decrease primarily was a result of the purchase of fixed assets ($1,000,000); an increase in current liabilities ($61,000) and payment of operating expenses.

Our net cash used in operating activities during the six months ended June 30, 2006 was approximately $1,620,000. That usage resulted primarily from the increase in operating expenses resulting from our location sales, which required substantial increases in wages and contractor fees, professional fees, and office expenses. Cash used in investing activities during the first half of 2006 was approximately $1,037,000, all of which was attributable to capital expenditures for purchasing and retrofitting watercraft.

Cash provided by financing activities of approximately $1,143,000 for the six months ended June 30, 2006 resulted entirely from our Location sales.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB for the Quarter ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.
November 30, 2006

SEA SUN CAPITAL CORPORATION

By:	/s/ Graham Millington
Graham Millington, Chief Executive Officer

By:	/s/ Gregory N. Heller
Gregory N. Heller, Chief Financial Officer

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002